Form 10-Q
period 2018-11-30
ACTUANT CORP
filed 2019-01-04
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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
  ————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2018 was 61,124,834.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	instability in the domestic and international economy;

•	challenging conditions in our various end markets, including the industrial, oil & gas, and energy markets;

•	integrating our historic three segment structure into two new operating segments;

•	competition in the markets we serve;

•	failure to develop new products and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and increases in the costs of commodities and raw materials;

•	uncertainty over global tariffs, or the financial impact of tariffs;

•	our international operations present special risks, primarily from currency exchange rate fluctuations and export and import restrictions;

•	regulatory and legal developments including changes to United States taxation rules;

•	our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;

•	the effects of divestitures and/or discontinued operations including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;

•
the potential for a non-cash asset impairment charge, if the operating performance for our businesses were to fall significantly below current levels or impairment of goodwill and other intangible assets as they represent a substantial amount of our total assets;

•	our ability to execute restructuring actions and the realization of anticipated cost savings;

•	a significant failure in information technology (IT) infrastructure, such as unauthorized access to financial and other sensitive data or cybersecurity threats;

•	heavy reliance on suppliers for components used in the manufacture and sale of our products;

•	litigation, including product liability and warranty claims;

•	our ability to attract, develop, and retain qualified employees;

•	inadequate intellectual property protection or if our products are deemed to infringe on the intellectual property of others;

•	our ability to comply with the covenants in our debt agreements and fluctuations in interest rates; and

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 29, 2018.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2018	2017
Net sales	$292,531	$288,955
Cost of products sold	187,523	188,044
Gross profit	105,008	100,911
Selling, administrative and engineering expenses	73,192	74,478
Amortization of intangible assets	4,278	5,131
Restructuring charges	403	6,629
Impairment & divestiture charges	36,453	—
Operating (loss) profit	(9,318)	14,673
Financing costs, net	7,295	7,514
Other expense, net	911	329
(Loss) earnings before income tax (benefit) expense	(17,524)	6,830
Income tax (benefit) expense	(72)	1,604
Net (loss) earnings	$(17,452)	$5,226

(Loss) earnings per share
Basic	$(0.29)	$0.09
Diluted	$(0.29)	$0.09

Weighted average common shares outstanding
Basic	61,031	59,871
Diluted	61,031	60,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2018	2017
Net (loss) earnings	$(17,452)	$5,226
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(8,176)	2,898
Pension and other postretirement benefit plans	232	127
Total other comprehensive (loss) income, net of tax	(7,944)	3,025
Comprehensive (loss) income	$(25,396)	$8,251
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2018	August 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$203,443	$250,490
Accounts receivable, net	191,190	187,749
Inventories, net	154,764	156,356
Assets held for sale	106,193	23,573
Other current assets	51,745	42,732
Total current assets	707,335	660,900
Property, plant and equipment
Land, buildings and improvements	41,177	47,468
Machinery and equipment	209,278	229,445
Gross property, plant and equipment	250,455	276,913
Less: Accumulated depreciation	(171,295)	(186,693)
Property, plant and equipment, net	79,160	90,220
Goodwill	477,360	512,412
Other intangibles, net	152,719	181,037
Other long-term assets	33,459	36,769
Total assets	$1,450,033	$1,481,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$124,067	$130,838
Accrued compensation and benefits	36,343	54,508
Current maturities of debt	30,000	30,000
Income taxes payable	8,215	4,091
Liabilities held for sale	70,030	44,225
Other current liabilities	63,714	67,299
Total current liabilities	332,369	330,961
Long-term debt, net	495,384	502,695
Deferred income taxes	16,931	21,933
Pension and postretirement benefit liabilities	14,671	14,869
Other long-term liabilities	53,113	52,168
Total liabilities	912,468	922,626
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,502,916 and 81,423,584 shares, respectively	16,301	16,285
Additional paid-in capital	171,606	167,448
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,149,578	1,166,955
Accumulated other comprehensive loss	(182,189)	(174,245)
Stock held in trust	(2,573)	(2,450)
Deferred compensation liability	2,573	2,450
Total shareholders’ equity	537,565	558,712
Total liabilities and shareholders’ equity	$1,450,033	$1,481,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2018	2017
Operating Activities
Net (loss) earnings	$(17,452)	$5,226
Adjustments to reconcile net (loss) earnings to net cash used in operating activities
Impairment & divestiture charges, net of tax effect	33,836	—
Depreciation and amortization	8,890	10,090
Stock based compensation expense	3,594	5,420
Benefit for deferred income taxes	(1,143)	(307)
Amortization of debt issuance costs	301	413
Other non-cash adjustments	130	113
Changes in components of working capital and other, excluding acquisitions and divestitures
Accounts receivable	(17,676)	(11,478)
Inventories	(17,824)	(11,628)
Trade accounts payable	1,051	6,204
Prepaid expenses and other assets	(4,998)	(12,043)
Income tax accounts	1,064	(1,714)
Accrued compensation and benefits	(16,544)	(12,588)
Other accrued liabilities	(2,339)	1,834
Cash used in operating activities	(29,110)	(20,458)
Investing Activities
Capital expenditures	(7,666)	(7,904)
Proceeds from sale of property, plant and equipment	11	32
Rental asset buyout for Viking divestiture	—	(27,718)
Cash used in investing activities	(7,655)	(35,590)
Financing Activities
Principal repayments on term loan	(7,500)	(7,500)
Stock option exercises and other	552	2,231
Taxes paid related to the net share settlement of equity awards	(201)	(282)
Cash dividend	(2,439)	(2,390)
Cash used in financing activities	(9,588)	(7,941)
Effect of exchange rate changes on cash	(694)	(532)
Net decrease in cash and cash equivalents	(47,047)	(64,521)
Cash and cash equivalents - beginning of period	250,490	229,571
Cash and cash equivalents - end of period	$203,443	$165,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2018 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2019.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 (collectively referred to as Accounting Standards Codification 606 “ASC 606”), an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was adopted by the Company on September 1, 2018 using the modified retrospective method and was applied to contracts that were not completed or substantially complete as of September 1, 2018. Results for the reporting period beginning after September 1, 2018 are presented under ASC 606, while prior year amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policy in accordance with ASC 605 Revenue Recognition. The Company reported a net increase to opening retained earnings of $0.1 million on September 1, 2018 as a result of the cumulative impact of adopting ASC 606. The impact to net sales due to the adoption of ASC 606 for the three months ended November 30, 2018 was a decrease of $0.4 million. See Note 2, “Revenue Recognition,” for further discussion of the adoption of ASC 606.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance was adopted by the Company on September 1, 2018. Due to a majority of the Company's defined benefit pension and other postretirement benefit plans being frozen and the net periodic benefit pension cost not being significant, the adoption of this guidance did not have a material impact on the financial statements of the Company.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance was adopted on September 1, 2018. The adoption did not have an impact on the financial statements of the Company.
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Upon adoption, certain qualitative and quantitative disclosures are required along with modified retrospective recognition and measurement of impacted leases. The Company is currently gathering, documenting and analyzing lease agreements subject to this guidance, as well as working through system implementation steps. The Company anticipates material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases over time.
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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2018	August 31, 2018
Foreign currency translation adjustments	$166,673	$158,497
Pension and other postretirement benefit plans, net of tax	15,516	15,748
Accumulated other comprehensive loss	$182,189	$174,245
Note 2. Revenue Recognition
Significant Accounting Policies
The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control of a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. When contracts include multiple products or services to be delivered to the customer, the consideration for each element is generally allocated on the standalone transaction prices of the separate performance obligations, using the adjusted market assessment approach.
    Under normal circumstances, the Company invoices the customer once transfer of control has occurred and has a right to payment. The typical payment terms vary based on the customer and the types of goods and services in the contract. The period of time between invoicing and when payment is due is not significant, as our standard payment terms are less than one year. Amounts billed and due from customers are classified as receivables on the balance sheet.
Taxes Collected: Taxes collected by the Company from a customer concurrent with revenue-producing activities are excluded from revenue.
Shipping and Handling Costs: The Company records costs associated with shipping its products after control over a product has transferred to a customer and are accounted for as fulfillment costs. These costs are included in cost of products sold.
Nature of Goods and Services
The Company generates its revenue under two principal activities which are discussed below:
Product Sales: Sales of tools, components and systems are recorded when control is transferred to the customer (i.e. performance obligation has been satisfied) in both segments. For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. Due to the highly custom nature and limited alternative use of certain products, for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
Service & Rental Sales: Service contracts consist of providing highly trained technicians to perform bolting, technical services, machining and joint integrity work for our customers. These revenues are recognized over time as our customers simultaneously receive and consume the benefits provided by the Company. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with service contracts. For a majority of the Company’s service contracts, labor hours (efforts-expended measurement) is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred. Revenue from rental contracts (less than a year and non-customized products) is generally recognized ratably over the contract term, depicting the customer’s consumption of the benefit related to the rental equipment. The majority of the Company’s service and rental sales are generated by its Industrial Tools & Services (“IT&S”) segment, with a limited number of service sales that exist within the Engineered Components & Systems (“EC&S”) segment.
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred.

The following table presents information regarding our revenue disaggregation by reportable segment and product (in thousands):

Three Months Ended November 30,
Net Sales by Reportable Product Line & Segment:	2018
Industrial Tools & Services Segment
Product	$102,768
Service & Rental	45,887
148,655

Engineered Components & Systems Segment (1)
On-Highway	$60,591
Agriculture, Off-Highway and Other	53,884
Rope & Cable Solutions	16,166
Concrete Tensioning	13,235
143,876
Total	$292,531
(1) The majority of the EC&S segment revenues are product sales, with an immaterial number of service sales.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

Three Months Ended November 30,
2018
Revenues recognized at point in time	$240,622
Revenues recognized over time	51,909
Total	$292,531
Contract Balances
The opening and closing balances of the Company's contract assets and liabilities are as follows:

	November 30, 2018	August 31, 2018
Receivables, which are included in accounts receivable, net	$191,190	$187,749
Contract assets, which are included in other current assets	7,048	6,367
Contract liabilities, which are included in other current liabilities	14,978	16,484
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services products in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established.
Contract Assets: Contract assets primarily relate to the Company’s rights to consideration for work completed, but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company typically only has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2018, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts related to long-term customer contracts (project durations of greater than three months) and were recognized over time. The Company estimates that $14.8 million will be recognized from satisfying those performance obligations through the remainder of fiscal 2019 with an insignificant amount recognized in years thereafter.
Significant Judgments
Timing of Performance Obligations Satisfied at a Point in Time: The Company evaluates when the customer obtains control of the product based on shipping terms, as control will transfer, dependent upon such terms, at different points between the Company's manufacturing facility or warehouse and the customer’s location. The Company considers control to have transferred upon shipment or delivery because (i) the Company has a present right to payment at that time; (ii) the legal title has been transferred to the customer; (iii) the Company has transferred physical possession of the product to the customer; and (iv) the customer has significant risks and rewards of ownership of the product.
Variable Consideration: The Company estimates whether it will be subject to variable consideration under the terms of the contract and includes its estimate of variable consideration in the transaction price based on the expected value method when it is deemed probable of being realized based on historical experience and trends. Types of variable consideration may include rebates, incentives and discounts, among others, which are recorded as a reduction to net sales at the time when control of a performance obligation is transferred to the customer.
Practical Expedients & Exemptions: The Company elected to expense the incremental cost to obtaining a contract for when the amortization period for such contracts would be one year or less. The Company does not disclose the value of unperformed obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $0.4 million and $6.6 million in the three months ended November 30, 2018 and 2017, respectively. Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Three Months Ended November 30, 2018
	Industrial Tools & Services		Engineered Components & Systems	Corporate	Total
Balance as of August 31, 2018	$1,687		$1,592	$415	$3,694
Restructuring charges	(29)	(1)	432	—	403
Cash payments	(922)		(151)	(46)	(1,119)
Other non-cash uses/reclasses of reserve	(79)		209	(369)	(239)
Impact of changes in foreign currency rates	(21)		(13)	—	(34)
Balance as of November 30, 2018	$636		$2,069	$—	$2,705

	Three Months Ended November 30, 2017
	Industrial Tools & Services	Engineered Components & Systems	Corporate		Total
Balance as of August 31, 2017	$1,499	$4,108	$30		$5,637
Restructuring charges	1,405	1,050	4,174		6,629
Cash payments	(910)	(1,509)	(345)		(2,764)
Other non-cash uses of reserve	(427)	(51)	(2,019)	(2)	(2,497)
Impact of changes in foreign currency rates	—	(163)	—		(163)
Balance as of November 30, 2017	$1,567	$3,435	$1,840		$6,842
(1) Credit balance in restructuring charges relates to reversal of restructuring accrual due to underspend of estimated expenses.
(2) Majority of non-cash uses of reserve represents accelerated equity vesting in connection with employee severance agreements.
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

The Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") on December 1, 2017 for a purchase price of $17.4 million, net of cash acquired. This Industrial Tools & Services segment tuck-in acquisition is a provider of industrial and energy maintenance tools. The final purchase price allocation resulted in $10.3 million of goodwill (which is not deductible for tax purposes) and $4.1 million of intangible assets. The intangible assets were comprised of $2.3 million of indefinite lived tradenames and $1.8 million of amortizable customer relationships.
The Company acquired the stock and certain assets of Equalizer International, Limited ("Equalizer") on May 11, 2018 for a purchase price of $5.8 million, net of cash acquired. This Industrial Tools & Services segment tuck-in is a provider of industrial and energy maintenance tools, expanding our pipe and flange alignment offerings. The preliminary purchase price allocation resulted in $2.4 million of goodwill (a portion of which is not deductible for tax purposes) and $2.1 million of intangible assets. The intangible assets were comprised of $0.8 million of indefinite lived tradenames and $1.3 million of amortizable customer relationships and patents.
The Company incurred acquisition transaction costs of $0.2 million in the three months ended November 30, 2017 (included in "Selling, administrative and engineering expenses" in the Condensed Consolidated Statement of Earnings) related to the Mirage acquisition.
Net sales in the three months ended November 30, 2018 for these two acquisitions were $3.5 million. Because the net sales and earnings impact of both acquisitions are not material to the three months ended November 30, 2018 and 2017, the Company has not included the pro forma operating result disclosures otherwise required for acquisitions.
Note 5. Divestiture Activities
During the fourth quarter of fiscal 2018, the Cortland Fibron business (Engineered Components & Systems segment) met the criteria for assets held for sale treatment. The related assets and liabilities of the Cortland Fibron business to be sold are classified as assets/liabilities held for sale and approximate the estimated fair value, less cost to sell as of August 31, 2018. As a result, the Company recognized impairment & divestiture charges in fiscal 2018 of $46.3 million which generated an income tax benefit of $1.4 million.
During the first quarter of fiscal 2019, the Company determined that the Precision Hayes and Cortland U.S. businesses (Engineered Components & Systems segment) were non-core assets, did not align with the strategic objectives of the Company and as a result, the Company committed to a plan to sell these businesses. Since the Precision Hayes and Cortland U.S. businesses met the criteria for assets held for sale as of November 30, 2018, the related assets and liabilities of the businesses to be sold are classified as assets/liabilities held for sale in the condensed consolidated balance sheet as of November 30, 2018 and approximate the estimated fair value, less cost to sell. As a result of the held for sale treatments and fair value estimates, the Company recognized impairment & divestiture charges in the first quarter of fiscal 2019 of $36.5 million, comprised of: (i) a $21.1 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) a non-cash impairment charge of $13.7 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $1.7 million of other divestiture charges. These charges generated an income tax benefit of $2.6 million in the first quarter of fiscal 2019.
The following is a summary of the assets and liabilities held for sale (in thousands):

	November 30, 2018 (1)	August 31, 2018 (2)
Accounts receivable, net	$15,957	$2,924
Inventories, net	22,645	2,597
Prepaid expenses and other current assets	3,654	3,267
Property, plant & equipment, net	13,546	2,186
Goodwill and other intangible assets, net	46,246	12,464
Other long-term assets	4,145	135
Assets held for sale	$106,193	$23,573

Trade accounts payable	$11,669	$3,915
Accrued compensation and benefits	1,915	1,414
Reserve for cumulative translation adjustment	48,267	35,346
Other current liabilities	3,077	1,269
Deferred income taxes	5,010	2,281
Other long-term liabilities	92	—
Liabilities held for sale	$70,030	$44,225
(1) Represents the consolidated assets and liabilities for the Precision Hayes, Cortland U.S. and Cortland Fibron businesses held for sale at
November 30, 2018.
(2) Represents the Cortland Fibron business held for sale at August 31, 2018.

The historic results of the Precision Hayes and Cortland businesses are not material to the condensed consolidated financial results of the Company and are included in continuing operations. The Precision Hayes and Cortland businesses had combined net sales of $29.4 million and $28.0 million in the three months ended November 30, 2018 and 2017, respectively. Additional charges are anticipated upon the completion of a sale and include, but are not limited to, items such as liabilities triggered only upon sale completion, changes in the composition of the net asset disposal groups and changes to estimated sales proceeds.
The Company completed the sale of Cortland Fibron on December 19, 2018 for $12.5 million and the sale of Precision Hayes on December 31, 2018 for $23.6 million. Both transactions were paid in cash at the closing and are subject to closing working capital adjustments, indebtedness and other adjustments. We anticipate recognizing an additional $2 million to $4 million in divestiture charges (primarily working capital adjustments, accelerated vesting of equity compensation and completion bonuses) in the second quarter of fiscal 2019.
On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $8.8 million, which resulted in an after-tax impairment & divestiture charge of $12.4 million in the second quarter of fiscal 2018, comprised of real estate lease exit charges of $3.0 million related to retained facilities that became vacant as a result of the Viking divestiture and approximately $9.4 million of associated discrete income tax expense. The results of the Viking business (which had net sales of $2.7 million in the three months ended November 30, 2017) are not material to the consolidated financial results and are included in continuing operations.
As part of our portfolio management process, we routinely review our businesses with respect to our strategic initiatives and long-term objectives and are taking actions that are anticipated to improve the operational performance of the Company. The aforementioned divestitures and any potential future divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets can result from changes in foreign currency exchange rates, business acquisitions, divestitures or impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2018 are as follows (in thousands):

	Industrial Tools & Services	Engineered Components & Systems	Total
Balance as of August 31, 2018	$248,705	$263,707	$512,412
Purchase accounting adjustments	253	—	253
Impairment charge	—	(10,166)	(10,166)
Reclassification of assets held for sale	—	(20,206)	(20,206)
Impact of changes in foreign currency rates	(2,093)	(2,840)	(4,933)
Balance as of November 30, 2018	$246,865	$230,495	$477,360
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		November 30, 2018			August 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$188,316	$123,129	$65,187	$230,601	$147,451	$83,150
Patents	11	20,831	18,757	2,074	30,355	25,327	5,028
Trademarks and tradenames	15	6,862	5,008	1,854	20,823	15,347	5,476
Other intangibles	3	5,143	5,070	73	5,946	5,816	130
Indefinite lived intangible assets:
Tradenames	N/A	83,531	—	83,531	87,253	—	87,253
		$304,683	$151,964	$152,719	$374,978	$193,941	$181,037
The Company estimates that amortization expense will be $10.2 million for the remaining nine months of fiscal 2019. Amortization expense for future years is estimated to be: $12.9 million in fiscal 2020, $12.2 million in 2021, $10.5 million in fiscal

2022, $7.7 million in fiscal 2023, $6.5 million in fiscal 2024 and $9.2 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charge
During the first quarter of fiscal 2019, within the Engineered Components & Systems segment, the Company recognized impairment charges related to the Precision Hayes and Cortland U.S. businesses in conjunction with meeting the criteria for assets classified as held for sale. See Note 5, “Divestiture Activities,” for further discussion of impairment & divestiture charges. As a result of meeting the held for sale criteria, the Company reassessed the weighted-average holding period for the associated assets which resulted in a change in our current estimated fair value. Also, the Company recognized an additional impairment charge related to the Cortland Fibron business based on a change in the anticipated sales proceeds. Accordingly, we recognized a $21.1 million impairment charge, representing the excess of net book value of assets held for sale over anticipated proceeds.
A summary of the fiscal 2019 impairment charge by reporting unit is as follows (in thousands):

	Cortland (1)	Precision Hayes	Total
Goodwill	$10,166	$—	$10,166
Amortizable intangible assets	—	8,264	8,264
Assets held for sale	1,477	—	1,477
Fixed assets	—	1,230	1,230
	$11,643	$9,494	$21,137
(1) The Cortland reporting unit is representative of the Cortland U.S. and Cortland Fibron businesses. The goodwill impairment charge related to Cortland U.S. and the assets held for sale impairment charge related to Cortland Fibron.
To the extent actual proceeds on the divestiture are less than current projections, or there are changes in the composition of the asset disposal group, further write-downs of the carrying value of the Precision Hayes and Cortland reporting units may be required.
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserves for the three months ended November 30, 2018 and 2017 (in thousands):

	Three Months Ended November 30,
	2018	2017
Beginning balance	$4,417	$6,616
Provision for warranties	1,626	1,531
Warranty payments and costs incurred	(944)	(1,145)
Reclass of liabilities held for sale	(38)	—
Impact of changes in foreign currency rates	(64)	(8)
Ending balance	$4,997	$6,994

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2018	August 31, 2018
Senior Credit Facility
Revolver	$—	$—
Term Loan	240,000	247,500
Total Senior Credit Facility	240,000	247,500
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	527,559	535,059
Less: Current maturities of long-term debt	(30,000)	(30,000)
Debt issuance costs	(2,175)	(2,364)
Total long-term debt, less current maturities	$495,384	$502,695
The Company’s Senior Credit Facility matures on May 8, 2020 and provides a $300 million revolver, a $300 million term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from a spread of 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of November 30, 2018, the borrowing spread on LIBOR based borrowings was 2.00% (aggregating to a 4.38% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of November 30, 2018, the unused credit line under the revolver was $298.8 million, of which $237.9 million was available for borrowing. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million starting on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured by substantially all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at November 30, 2018.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remains outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (currently ranging from 100.00% to 101.88%), plus accrued and unpaid interest. The Company was in compliance with all the terms of the Senior Notes at November 30, 2018.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2018 and August 31, 2018 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.2 million and $0.4 million at November 30, 2018 and August 31, 2018, respectively. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $289.4 million and $293.5 million at November 30, 2018 and August 31, 2018, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
At November 30, 2018, the assets and liabilities of the Precision Hayes and Cortland businesses are classified as held for sale and therefore are valued at fair value, less costs to sell. In determining the fair value of the assets and liabilities the Company utilized generally accepted valuation techniques. Specifically for the Cortland U.S. business, a market approach valuation was utilized, in which a trading multiple was applied to the forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization). For the Precision Hayes and Cortland Fibron businesses, the anticipated proceeds from the sale of these businesses was used to arrive at the estimated fair value. These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other (income) expense in the condensed consolidated statement of earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $22.0 million and $17.0 million at November 30, 2018 and August 31, 2018, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of $0.2 million and $0.4 million at November 30, 2018 and August 31, 2018, respectively. Net foreign currency gain related to these derivative instruments were as follows (in thousands):

	Three Months Ended November 30,
	2018	2017
Foreign currency gain, net	$370	$214
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of November 30, 2018, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three months ended November 30, 2018.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2018	2017
Numerator:
Net (loss) earnings	$(17,452)	$5,226
Denominator:
Weighted average common shares outstanding - basic	61,031	59,871
Net effect of dilutive securities - stock based compensation plans	—	738
Weighted average common shares outstanding - diluted	61,031	60,609

Basic (loss) earnings per share	$(0.29)	$0.09
Diluted (loss) earnings per share	$(0.29)	$0.09

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation) (1)	2,973	1,829
(1) As a result of the impairment & divestiture charges, which caused a net loss for the three months ended November 30, 2018, shares from stock based compensation plans are excluded from the calculation of diluted loss per share, as the result would be anti-dilutive.

Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Both fiscal 2019 and 2018 include the benefits of tax planning initiatives. Comparative (loss) earnings before income taxes, income tax benefit and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended November 30,
	2018	2017
Earnings (loss) before income taxes	$(17,524)	$6,830
Income tax expense (benefit)	(72)	1,604
Effective income tax rate	0.4%	23.5%
The Company’s income tax expense and effective tax rate for the three months ended November 30, 2018 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system which reduce the U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new minimum taxes on certain foreign-sourced earnings that were previously deferred from U.S. federal tax. The new minimum taxes on certain foreign-sourced earnings under the Act are effective for the Company starting in the period ending November 30, 2018 and include the Global Intangible Low-Taxed Income (“GILTI”) provision, the Foreign-Derived Intangible Income (“FDII”) benefit, the Base Erosion Anti-Abuse Tax (“BEAT”), the limitation on interest expense deductions and certain executive compensation, and the elimination of dividends received from certain foreign subsidiaries.
Income tax effects resulting from changes in tax laws are accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of income tax expense or benefit. The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on accounting for various effects of the Act that may be at different stages of completion. To the extent that a company’s accounting for a certain income tax effect of the Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. In accordance with SAB 118, the financial reporting impact of the Act will be completed no later than one year from the Act’s enactment date of December 22, 2017. Prior to this date, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118.
As of the financial reporting date, we have recorded all known enactment-date income tax effects of the Act. These adjustments have been recorded as a component of income tax expense and include the one-time transition tax liability, the revaluation of deferred tax assets and liabilities, and the calculation of the accelerated first year expensing of certain capital expenditures. Included within tax expense for the November 30, 2018 reporting period is a measurement period adjustment for the Company’s transition tax. This adjustment was based upon the review of additional information that was not previously available and had an immaterial impact on the financial statements. The Company’s assertion related to the repatriation of undistributed earnings has not changed, which is to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., thereby resulting in no recorded U.S. deferred incomes taxes or foreign withholding taxes. Additionally, the Company has made the accounting policy election to record the income tax effects of GILTI in the period in which they arise.
The comparability of pre-tax earnings (loss), income tax expense (benefit) and the related effective income tax rates are impacted by the Act as described above, along with impairment & divestiture charges. Results included $36.5 million ($33.8 million after tax) of impairment & divestiture charges for the three months ended November 30, 2018. Excluding the impairment & divestiture charges, the effective tax rate for the three months ended November 30, 2018 was 13.4%. Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and the amount of income tax benefits from tax planning initiatives. The Company's earnings (loss) before income tax include approximately 70% and 80% of earnings from foreign jurisdictions for the estimated full-year fiscal 2019 and 2018, respectively. This foreign income tax rate differential had the effect of reducing the effective income tax rate from the 35% U.S. statutory tax rate by 12.2%, for the three months ended November 30, 2017; however, the impact of foreign rates as compared to the new U.S. statutory rate of 21% is minimal. In addition to the benefit of the foreign rate differential and tax planning initiatives (which yield an effective income tax rate lower than the federal income tax rate) in each year, the income tax benefit for the three months ended November 30, 2018 is significantly impacted by a $2.6 million benefit related to the impairment & divestiture charges and a $1.1 million benefit related to realization of foreign tax credit carryforwards. The tax benefits related to tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.

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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2018	2017
Net Sales by Reportable Product Line & Segment
Industrial Tools & Services Segment
Product	$102,768	$101,120
Service & Rental	45,887	40,871
	148,655	141,991
Engineered Components & Systems Segment
On-Highway	60,591	64,883
Agriculture, Off-Highway and Other	53,884	51,316
Rope & Cable Solutions	16,166	16,386
Concrete Tensioning	13,235	11,634
Off Shore Mooring	—	2,745
	143,876	146,964
	$292,531	$288,955

Operating (Loss) Profit
Industrial Tools & Services	$26,374	$20,836
Engineered Components & Systems (1)	(28,292)	4,035
General Corporate	(7,400)	(10,197)
	$(9,318)	$14,673
(1) Engineered Components & Systems segment operating loss includes impairment & divestiture charges of $36.5 million for the three months ended November 30, 2018.

	November 30, 2018	August 31, 2018
Assets:
Industrial Tools & Services	$588,003	$589,932
Engineered Components & Systems	655,978	657,370
General Corporate	206,052	234,036
	$1,450,033	$1,481,338
In addition to the impact of foreign currency exchange rate changes, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment & divestiture charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, capitalized debt issuance costs and deferred income taxes.

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $15.7 million and $23.6 million at November 30, 2018 and August 31, 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, breaches of contract, employment, personal injury and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable a loss has been incurred and can be reasonably estimated. In the opinion of management, resolution of these contingencies is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases at November 30, 2018 was $10.4 million using a weighted average discount rate of 3.35%.
The Company has facilities in numerous geographic locations that are subject to environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As previously disclosed in the Annual Report on Form 10-K for the year ended August 31, 2018, in October 2018, the Company filed a voluntary self-disclosure ("VSD") with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding transactions related to otherwise authorized sales of tools and other products totaling approximately $0.5 million by certain of its foreign subsidiaries to two Iranian distributors. It is possible that certain limited transactions relating to the authorized sales fell outside the scope of General License H under the Iranian Transaction and Sanctions Regulations, 31 C.F.R. Part 560. The VSD also included information about additional transactions by certain of the Company's Dutch subsidiaries, with a counterparty in Estonia that may have been in violation of E.O. 13685, as certain sales of products and services may have been diverted to the Crimea region of Ukraine. OFAC is currently reviewing the Company’s disclosure to determine whether any violations of U.S. economic sanctions laws may have occurred and, if so, to determine the appropriate enforcement response. At this time, the Company cannot predict when OFAC will conclude its review of the VSD or the nature of its enforcement response.
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
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of November 30, 2018. All of our material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
Certain assets, liabilities and expenses have not been allocated to the Guarantors and the subsidiaries that do not guarantee the 5.625% Senior Notes (the "non-Guarantors") and therefore are included in the Parent column in the accompanying condensed consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity primarily includes loan activity, purchases and sales of goods or services, investments and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors, non-cash intercompany dividends and the impact of foreign currency rate changes.
The following tables present the results of operations, financial position and cash flows of the Parent, the Guarantors and the non-Guarantors and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended November 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,290	$95,822	$156,419	$—	$292,531
Cost of products sold	9,881	70,596	107,046	—	187,523
Gross profit	30,409	25,226	49,373	—	105,008
Selling, administrative and engineering expenses	20,966	18,314	33,912	—	73,192
Amortization of intangible assets	318	2,692	1,268	—	4,278
Restructuring charges	—	(93)	496	—	403
Impairment & divestiture charges	—	10,220	26,233	—	36,453
Operating profit (loss)	9,125	(5,907)	(12,536)	—	(9,318)
Financing costs (income), net	7,551	—	(256)	—	7,295
Intercompany (income) expense, net	(4,053)	6,491	(2,438)	—	—
Other (income) expense, net	(216)	7	1,120	—	911
Earnings (loss) before income tax (benefit) expense	5,843	(12,405)	(10,962)	—	(17,524)
Income tax (benefit) expense	(2,706)	(102)	2,736		(72)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	8,549	(12,303)	(13,698)	—	(17,452)
Equity in (loss) earnings of subsidiaries	(26,001)	(13,132)	1,255	37,878	—
Net loss	(17,452)	(25,435)	(12,443)	37,878	(17,452)
Comprehensive loss	$(25,396)	$(25,434)	$(20,119)	$45,553	$(25,396)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$35,710	$87,834	$165,411	$—	$288,955
Cost of products sold	6,963	64,574	116,507	—	188,044
Gross profit	28,747	23,260	48,904	—	100,911
Selling, administrative and engineering expenses	19,715	18,448	36,315	—	74,478
Amortization of intangible assets	318	2,861	1,952	—	5,131
Restructuring charges	5,356	169	1,104	—	6,629
Operating profit	3,358	1,782	9,533	—	14,673
Financing costs (income), net	7,623	21	(130)	—	7,514
Intercompany (income) expense, net	(4,877)	5,484	(607)	—	—
Other (income) expense, net	(50)	45	334	—	329
Earnings (loss) before income tax (benefit) expense	662	(3,768)	9,936	—	6,830
Income tax (benefit) expense	(285)	437	1,452	—	1,604
Net earnings (loss) before equity in earnings (loss) of subsidiaries	947	(4,205)	8,484	—	5,226
Equity in earnings (loss) of subsidiaries	4,279	8,793	(46)	(13,026)	—
Net earnings	5,226	4,588	8,438	(13,026)	5,226
Comprehensive income	$8,251	$4,588	$11,566	$(16,154)	$8,251

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	November 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$41,371	$—	$162,072	$—	$203,443
Accounts receivable, net	18,511	40,803	131,876	—	191,190
Inventories, net	25,035	51,389	78,340	—	154,764
Assets held for sale	—	79,748	26,445	—	106,193
Other current assets	11,761	1,824	38,160	—	51,745
Total current assets	96,678	173,764	436,893	—	707,335
Property, plant & equipment, net	7,828	16,557	54,775	—	79,160
Goodwill	38,847	184,121	254,392	—	477,360
Other intangibles, net	6,566	97,932	48,221	—	152,719
Investment in subsidiaries	1,806,237	1,198,123	807,031	(3,811,391)	—
Intercompany receivable	—	616,713	208,731	(825,444)	—
Other long-term assets	12,745	339	20,375	—	33,459
Total assets	$1,968,901	$2,287,549	$1,830,418	$(4,636,835)	$1,450,033
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$13,915	$20,468	$89,684	$—	$124,067
Accrued compensation and benefits	10,509	2,938	22,896	—	36,343
Current maturities of debt and short-term borrowings	30,000	—	—	—	30,000
Income taxes payable	—	—	8,215	—	8,215
Liabilities held for sale	—	12,951	57,079	—	70,030
Other current liabilities	18,207	6,481	39,026	—	63,714
Total current liabilities	72,631	42,838	216,900	—	332,369
Long-term debt	495,384	—	—	—	495,384
Deferred income taxes	15,426	—	1,505	—	16,931
Pension and post-retirement benefit liabilities	7,632	—	7,039	—	14,671
Other long-term liabilities	47,348	285	5,480	—	53,113
Intercompany payable	792,915	32,529	—	(825,444)	—
Shareholders’ equity	537,565	2,211,897	1,599,494	(3,811,391)	537,565
Total liabilities and shareholders’ equity	$1,968,901	$2,287,549	$1,830,418	$(4,636,835)	$1,450,033

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$67,649	$—	$182,841	$—	$250,490
Accounts receivable, net	19,969	54,822	112,958	—	187,749
Inventories, net	22,570	59,391	74,395	—	156,356
Assets held for sale	—	—	23,573	—	23,573
Other current assets	7,358	4,759	30,615	—	42,732
Total current assets	117,546	118,972	424,382	—	660,900
Property, plant & equipment, net	7,937	26,408	55,875	—	90,220
Goodwill	38,847	203,543	270,022	—	512,412
Other intangible assets, net	6,884	121,793	52,360	—	181,037
Investment in subsidiaries	1,836,954	1,211,781	789,917	(3,838,652)	—
Intercompany receivables	—	622,646	200,173	(822,819)	—
Other long-term assets	12,955	366	23,448	—	36,769
Total assets	$2,021,123	$2,305,509	$1,816,177	$(4,661,471)	$1,481,338

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,890	$29,022	$85,926	$—	$130,838
Accrued compensation and benefits	22,171	9,804	22,533	—	54,508
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	—	—	4,091	—	4,091
Liabilities held for sale	—	—	44,225	—	44,225
Other current liabilities	17,379	11,078	38,842	—	67,299
Total current liabilities	85,440	49,904	195,617	—	330,961
Long-term debt	502,695	—	—	—	502,695
Deferred income taxes	17,467	—	4,466	—	21,933
Pension and post-retirement benefit liabilities	7,765	—	7,104	—	14,869
Other long-term liabilities	45,483	359	6,326	—	52,168
Intercompany payable	803,561	19,258	—	(822,819)	—
Shareholders’ equity	558,712	2,235,988	1,602,664	(3,838,652)	558,712
Total liabilities and shareholders’ equity	$2,021,123	$2,305,509	$1,816,177	$(4,661,471)	$1,481,338

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(16,275)	$4,337	$(17,172)	$—	$(29,110)
Investing Activities
Capital expenditures	(423)	(4,340)	(2,903)	—	(7,666)
Proceeds from sale of property, plant and equipment	8	3	—	—	11
Cash used in investing activities	(415)	(4,337)	(2,903)	—	(7,655)
Financing Activities
Principal repayments on term loan	(7,500)	—	—	—	(7,500)
Stock option exercises, related tax benefits and other	552	—	—	—	552
Taxes paid related to the net share settlement of equity awards	(201)	—	—	—	(201)
Cash Dividends	(2,439)	—	—	—	(2,439)
Cash used in financing activities	(9,588)	—	—	—	(9,588)
Effect of exchange rate changes on cash	—	—	(694)	—	(694)
Net decrease in cash and cash equivalents	(26,278)	—	(20,769)	—	(47,047)
Cash and cash equivalents—beginning of period	67,649	—	182,841	—	250,490
Cash and cash equivalents—end of period	$41,371	$—	$162,072	$—	$203,443

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(9,838)	$3,580	$(14,200)	$—	$(20,458)
Investing Activities
Capital expenditures	(1,478)	(3,589)	(2,837)	—	(7,904)
Proceeds from sale of property, plant and equipment	—	9	23	—	32
Rental asset lease buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Cash used in investing activities	(1,478)	(3,580)	(30,532)	—	(35,590)
Financing Activities
Repayments on term loan	(7,500)	—	—	—	(7,500)
Stock option exercises and other	2,231	—	—	—	2,231
Taxes paid related to the net share settlement of equity awards	(282)	—	—	—	(282)
Cash dividend	(2,390)	—	—	—	(2,390)
Intercompany loan activity	(5,954)	—	5,954	—	—
Cash (used in) provided by financing activities	(13,895)	—	5,954	—	(7,941)
Effect of exchange rate changes on cash	—	—	(532)	—	(532)
Net decrease in cash and cash equivalents	(25,211)	—	(39,310)	—	(64,521)
Cash and cash equivalents—beginning of period	34,715	—	194,856	—	229,571
Cash and cash equivalents—end of period	$9,504	$—	$155,546	$—	$165,050

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into in two reportable segments: Industrial Tools & Services ("IT&S") and Engineered Components & Systems ("EC&S"). The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rentals to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Engineered Components & Systems segment provides highly engineered components for on-highway, off-highway, agriculture, energy, medical, construction and other vertical markets. Financial information related to the Company's segments is included in Note 13, "Business Segment, Geographic and Customer Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. Both the IT&S and EC&S segments continue to benefit from improvements within the broad industrial landscape, mining, infrastructure, commercial and off-highway vehicle and agriculture markets. We expect continued growth, though at a moderated pace, in these markets in fiscal 2019. Reduced capital and maintenance spending in the oil & gas and energy markets in the form of project cancellations, deferrals and scope reductions were headwinds throughout much of fiscal 2018. However, we are expecting to see stabilization of the oil & gas and energy markets in fiscal 2019, which should result in modest improvement in maintenance spending. As a result, we expect consolidated fiscal 2019 core sales (sales growth excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) growth of 3% to 5%, compared to a 6% core sales growth in fiscal 2018.
We remain focused on pursuing both organic and inorganic growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our lean efforts across our manufacturing, assembly and service operations. Our IT&S segment is focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second-tier brands. In addition, we remain focused on redirecting sales, marketing and engineering resources to non-oil & gas vertical markets and providing new and existing customers with critical products, rentals, services and solutions in a dynamic energy environment. We continue to expect IT&S segment year-over-year core sales growth of 3% to 5% in fiscal 2019. The EC&S segment is capitalizing on their served end market demand recovery, while also expanding content and engineering capabilities across customers and geographies, resulting in an expected 2% to 5% core sales growth in fiscal 2019.
As part of our portfolio management process, we routinely review our businesses with respect to our strategic initiatives and long-term objectives and are taking actions that are anticipated to improve the operational performance of the Company. For example, the divestiture of our Cortland businesses in fiscal 2019 will represent a substantial exit from the upstream oil & gas market. In addition, the divestiture of the Precision Hayes business represents our exit of the Concrete Tensioning product line and allows us to redirect resources to other core product lines. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges.
We continue to execute on previously announced restructuring initiatives; however, we do not expect associated costs to be material to the rest of fiscal 2019 operating results. During the three months ended November 30, 2018 and 2017, we incurred $0.4 million and $6.6 million of restructuring costs, respectively. These restructuring costs related primarily to facility consolidation, headcount reductions and operational improvement.
Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $30 million in fiscals 2016, 2017 and 2018, and the first quarter of fiscal 2019 combined. Realized cost savings were comprised of $11 million within the IT&S segment, $16 million within the EC&S segment and $3 million within Corporate. The Company anticipates realizing an incremental $2 million to $4 million in pre-tax cost savings for the balance of fiscal 2019 for all previously executed restructuring initiatives. Sixty-five percent of the anticipated future cost savings are expected to benefit the IT&S segment, another 30% are expected to benefit the EC&S segment and the remaining 5% are expected to benefit Corporate. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual bonus expense differential.
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

Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2018		2017
Net sales	$293	100%	$289	100%
Cost of products sold	188	64%	188	65%
Gross profit	105	36%	101	35%
Selling, administrative and engineering expenses	73	25%	74	26%
Amortization of intangible assets	4	1%	5	2%
Restructuring charges	—	—%	7	2%
Impairment & divestiture charges	37	13%	—	—%
Operating (loss) profit	(9)	(3)%	15	5%
Financing costs, net	7	2%	8	3%
Other expense, net	1	—%	—	—%
(Loss) earnings before income tax (benefit) expense	(17)	(6)%	7	2%
Income tax (benefit) expense	—	—%	2	1%
Net (loss) earnings	$(17)	(6)%	$5	2%

Diluted earnings per share	$(0.29)		$0.09
Consolidated sales for the first quarter of fiscal 2019 were $293 million, an increase of $4 million (1% ) from the prior year. For the three months ended November 30, 2018, foreign currency exchange rates unfavorably impacted sales by 2% with minimal net impact from acquisitions and divestiture, resulting in a core sales increase of 3% year-over-year. The consolidated core sales increase was the result of increased sales and pricing in both the Industrial Tools & Services and Engineered Components & Systems segments. Gross profit margins increased slightly to 36% in the first quarter of fiscal 2019 compared to 35% in the prior year period due to favorable sales mix, price realization net of tariff and commodity cost increases and the realization of benefits from restructuring activities. Additionally, the three months ended November 30, 2018 included impairment & divestiture charges of $36 million related to the anticipated sale of our Precision Hayes and Cortland businesses (as described in Note 5, "Divestiture Activities"), while the three months ended November 30, 2017 included restructuring charges of $7 million primarily related to executive leadership changes.
Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, highly engineered heavy lifting technology solutions, connectors for oil & gas, as well as hydraulic torque wrenches (Product product line). On the services side, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended November 30,
	2018	2017
Net sales	$149	$142
Operating profit	26	21
Operating profit %	17.7%	14.7%
The IT&S segment first quarter sales were $149 million, an increase of $7 million (5%) from the prior year. Changes in foreign currency exchange rate unfavorably impacted sales comparison by 1%, while the Mirage and Equalizer acquisitions increased net sales by 2%, resulting in an IT&S segment core sales growth of $6 million (4%) compared to the prior year. The core sales increase of $6 million (15%) in the Service & Rental product line was the result of global maintenance activity levels increasing from prior year. The core sales within the Product product line remained relatively flat (0% core sales growth) reflecting the continued strong sales demand in the American, Australian and Asian regions offset by softer sales demand, largely in the European region. The increase in operating profit for the three months ended November 30, 2018 was the result of incremental gross profit on higher volumes within the Service & Rental product line, the elimination of prior year discrete charges associated with heavy lifting projects, pricing benefits net of increased tariff and commodity costs and the lower restructuring charges compared to the prior year. Restructuring charges were de minimis for the three months ended November 30, 2018 and $1 million for the three months ended November 30, 2017.
Engineered Components & Systems Segment
The EC&S segment is a leading global designer, manufacturer and assembler of system critical position and motion control systems, high performance ropes, cables and umbilicals and other customized industrial components, to various vehicle, construction, agricultural, energy, medical and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface solutions, other rugged electronic instrumentation, concrete tensioning and rope and cable. Products in the EC&S segment are primarily marketed directly to OEMs and other diverse customers through our technical sales organization. The following table sets forth comparative results of operations for the EC&S segment (in millions):

	Three Months Ended November 30,
	2018	2017
Net sales	$144	$147
Operating (loss) profit	(28)	4
Operating (loss) profit %	(19.7)%	2.7%
First quarter EC&S segment net sales decreased $3 million (2%) to $144 million versus the prior year. Excluding the 2% unfavorable impact of foreign currency rate changes and the 2% decrease in sales from the Viking business we divested in fiscal 2018, core sales increased 2% for the three months ended November 30, 2018. Core sales growth of 8% in the Off-Highway product line was driven by price increases initiated in the second half of fiscal 2018 and increased volume associated with new platform wins. The On-Highway product line core sales decreased 4% due to the expected decline in sales to the China truck market and the moderation in sales to the European truck market. The Concrete Tensioning product line experienced strong double-digit core sales growth (14%) due to market share recovery, whereas, the Rope & Cable Solutions product line experienced slight core sales growth (1%). Fiscal 2018 operating loss included impairment & divestiture charges of $36 million related to the anticipated sale of our Precision Hayes and Cortland businesses. Excluding the impairment & divestiture charges, the EC&S segment operating profit margin was 6.0% and 3.5% for the three months ended November 30, 2018 and 2017, respectively, which is the result of pricing and sales mix, the absence of prior year Viking losses and net benefits of prior period restructuring initiatives. Restructuring charges were $0.4 million and $1.1 million for the three months ended November 30, 2018 and 2017, respectively.
Corporate
Corporate expenses decreased by $3 million to $7 million for the three months ended November 30, 2018. The year-over-year decrease related to restructuring charges of $4 million for executive leadership changes in fiscal 2018, offset by higher incentive compensation, legal fees and outside services in fiscal 2019.
Financing Costs, net
Net financing costs were $7.3 million and $7.5 million for the three months ended November 30, 2018 and 2017, respectively.
Income Tax Expense
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

	Three Months Ended November 30,
	2018	2017
(Loss) earnings before income taxes	$(18)	$7
Income tax (benefit) expense	—	2
Effective income tax rate	0.4%	23.5%
The comparability of pre-tax earnings (loss), income tax expense (benefit) and the related effective income tax rates are impacted by the Tax Cuts and Jobs Act as described in Note 12, “Income Taxes” in the notes to the condensed consolidated financial statements, along with impairment & divestiture charges. Results included $36 million ($34 million after tax) of impairment & divestiture charges for the three months ended November 30, 2018. Excluding the impairment & divestiture charges, the effective tax rate for the three months ended November 30, 2018 was 13.4%. Both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and the amount of income tax benefits from tax planning initiatives. The Company's earnings (loss) before income tax includes approximately 70% and 80% of earnings from foreign jurisdictions for the estimated full-year fiscal 2019 and 2018, respectively. This foreign income tax rate differential had the effect of reducing the effective income tax rate from the 35% U.S. statutory tax rate by 12.2%, for the three months ended November 30, 2017; however, the impact of foreign rates as compared to the new U.S. statutory rate of 21% is minimal beginning in fiscal 2019. In addition to the benefit of the foreign rate differential in fiscal 2018 and tax planning initiatives (which yield an effective income tax rate lower than the federal income tax rate) in each year, the income tax benefit for the three months ended November 30, 2018 is significantly impacted by a $3 million benefit related to the impairment & divestiture charges and a $1 million benefit related to realization of foreign tax credits carryforwards. The tax benefits related to tax planning initiatives are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax laws.
Cash Flows and Liquidity
At November 30, 2018, we had $203 million of cash and cash equivalents. Cash and cash equivalents included $162 million of cash held by our foreign subsidiaries and $41 million held domestically. We periodically utilize income tax safe-harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. There were no temporary intercompany advances outstanding at November 30, 2018 or August 31, 2018. The following table summarizes our cash flows from operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2018	2017
Net cash used in operating activities	$(29)	$(20)
Net cash used in investing activities	(8)	(36)
Net cash used in financing activities	(10)	(8)
Effect of exchange rates on cash	—	(1)
Net decrease in cash and cash equivalents	$(47)	$(65)
Cash flows used in operating activities were $29 million for the three months ended November 30, 2018. Net cash used in operating activities increased $9 million as compared to the prior year primarily due to increased primary working capital investment and higher incentive compensation. Existing cash balances funded the $8 million of capital expenditures, $8 million of principal loan repayments and $2 million annual cash dividend.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $300 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. Unused revolver capacity was $299 million at November 30, 2018, of which $238 million was available for borrowing.
We believe that the revolver, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.

Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	November 30, 2018	PWC%	August 31, 2018	PWC%
Accounts receivable, net	$191	16%	$188	16%
Inventory, net	155	13%	156	13%
Accounts payable	(124)	(10)%	(131)	(11)%
Net primary working capital	$222	19%	$213	18%
Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations. As of November 30, 2018, the present value of future minimum lease payments, using a weighted average discount rate of 3.35%, on previously divested or spun-off businesses was $10 million.
We had outstanding letters of credit totaling $16 million and $24 million at November 30, 2018 and August 31, 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
We are also subject to certain contingencies with respect to legal proceedings and regulatory matters which are described in Note 14, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements. In the opinion of management, the resolutions of these contingencies are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.
Contractual Obligations
Our contractual obligations have not materially changed in fiscal 2019 and are discussed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2018.
Critical Accounting Policies
The following policies are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended August 31, 2018.
Goodwill and Long-lived Assets:
Goodwill Impairment Review and Estimates: A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which calculates fair value as the sum of the projected discounted cash flows over a discrete seven year period plus an estimated terminal value. In certain circumstances, we also review a market approach in which a trading multiple is applied to either forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization) or anticipated proceeds of the reporting unit to arrive at the estimated fair value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.

Fiscal 2019 Impairment Charge: During the first quarter of fiscal 2019, we determined the Precision Hayes and Cortland U.S. businesses met the criteria for assets held for sale treatment at November 30, 2018 resulting in interim “triggering events” which required review of recoverability of goodwill and long-lived assets for two reporting units (Precision Hayes and Cortland). See Note 5, “Divestiture Activities” in the notes to the condensed consolidated financial statements for further discussion.
Precision Hayes Reporting Unit: The Precision Hayes reporting unit recognized impairment charges in conjunction with Precision Hayes’s held for sale classification, resulting in a $9 million impairment charge representing the excess net book value of assets held for sale over anticipated proceeds. There was no impairment charges related to goodwill.
Cortland Reporting Unit: A change in the estimate for Cortland Fibron anticipated proceeds combined with the Cortland U.S. held for sale treatment resulted in a $12 million impairment charge representing the excess net book value of assets held for sale over anticipated proceeds. This impairment charge included $10 million related to goodwill. Subsequent to these impairment charges, there is $20 million remaining goodwill related to the Cortland reporting unit, which is recorded within the "Assets held for sale" line on the Condensed Consolidated Balance Sheets.
Fiscal 2018 Impairment Charge: Our fourth quarter fiscal 2018 impairment review resulted in a review of the recoverability of the goodwill and long-lived assets of two reporting units (Precision Hayes and Cortland).
Precision Hayes Reporting Unit: Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to recent market share losses, resulted in a fair value estimate of the Precision Hayes reporting unit lower than its carrying value during the fourth quarter of fiscal 2018. As a result, we recognized a $17 million impairment charge related to the goodwill of the Precision Hayes business, which represented the entire goodwill balance of the reporting unit.
Cortland Reporting Unit: The Cortland reporting unit recognized impairment charges in conjunction with Cortland Fibron’s held for sale classification, resulting in a $10 million impairment charge representing the excess of net book value of assets held for sale over anticipated proceeds. This impairment charge included $4 million related to goodwill.
Indefinite-lived intangibles (tradenames): Indefinite-lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite lived assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required. We recognized impairment charges during the fourth quarter of fiscal 2018 to write-down the value of tradenames by $7 million in relation to the Cortland Fibron held for sale treatment.
Long-lived Assets (fixed assets and amortizable intangible assets): We also review long-lived assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value.
Fiscal 2019 Impairment Charge: During the first quarter of fiscal 2019, related to the held for sale treatment of our Precision Hayes business, we recognized a $9 million long-lived asset impairment consisting of $8 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively, representing the excess net book value of assets held for sale over anticipated proceeds.
Fiscal 2018 Impairment Charge: In relation to the held for sale treatment of our Cortland businesses, we recognized $13 million of non-cash impairment charges, which related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition at November 30, 2018.
During the fourth quarter of fiscal 2018, the undiscounted operating cash flows of the Precision Hayes business did not exceed its carrying value resulting in a long-lived asset impairment charge of $6 million, consisting of $5 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively. Also in the fourth quarter of fiscal 2018 and related to the held for sale treatment of our Cortland Fibron business, we recognized a $46 million long-lived asset impairment, representing the excess of net book value of assets held for sale over anticipated proceeds, which consisted of $35 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition.
To the extent actual proceeds on the divestiture are less than current projections, or there are changes in the composition of the asset disposal group, further write-downs of the carrying value of the Precision Hayes and Cortland reporting units may be required.
Refer to the Critical Accounting Policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended August 31, 2018 for information about more of the Company’s policies, methodology and assumptions related to critical accounting policies.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.

Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million increase in financing costs for the three months ended November 30, 2018.

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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $13 million and operating loss would have been lower by $1 million, respectively, for the three months ended November 30, 2018. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $49 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2018, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of November 30, 2018, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and nine months ended November 30, 2018.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 34, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 4, 2019	By:	/S/ Fabrizio Rasetti
Fabrizio Rasetti
Executive Vice President, General Counsel and Secretary

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2018
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

101
The following materials from the Actuant Corporation Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.
X