Form 10-Q
period 2019-02-28
ACTUANT CORP
filed 2019-04-05
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 31, 2019 was 61,418,202.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	deterioration of, or instability in, the domestic and international economy;

•	challenging conditions in our various end markets, including the industrial, oil & gas, and energy markets;

•	integrating our historic three segment structure into two new operating segments;

•	competition in the markets we serve;

•	failure to develop new products and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and increases in the costs of commodities and raw materials;

•	uncertainty over global tariffs, or the financial impact of tariffs;

•	our international operations present special risks, including currency exchange rate fluctuations and export and import restrictions;

•	regulatory and legal developments, including changes to United States taxation rules;

•	our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;

•	the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;

•	uncertainty with respect to the consummation of announced divestiture plans, including the terms and timing of any such transactions;

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net sales	$271,907	$275,165	$564,438	$564,120
Cost of products sold	174,421	185,469	361,944	373,513
Gross profit	97,486	89,696	202,494	190,607
Selling, administrative and engineering expenses	70,745	68,287	143,936	142,765
Amortization of intangible assets	3,441	5,168	7,720	10,299
Restructuring charges	60	3,450	463	10,079
Impairment & divestiture charges	6,886	2,987	43,339	2,987
Operating profit	16,354	9,804	7,036	24,477
Financing costs, net	7,153	7,604	14,448	15,118
Other expense, net	656	582	1,568	911
Earnings (loss) before income tax expense	8,545	1,618	(8,980)	8,448
Income tax expense	5,792	19,839	5,719	21,443
Net earnings (loss)	$2,753	$(18,221)	$(14,699)	$(12,995)

Earnings (loss) per share
Basic	$0.04	$(0.30)	$(0.24)	$(0.22)
Diluted	$0.04	$(0.30)	$(0.24)	$(0.22)

Weighted average common shares outstanding
Basic	61,243	60,318	61,137	60,095
Diluted	61,607	60,318	61,137	60,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net earnings (loss)	$2,753	$(18,221)	$(14,699)	$(12,995)
Other comprehensive income, net of tax
Foreign currency translation adjustments	7,433	13,237	(743)	16,135
Foreign currency translation due to divested business	34,909	67,645	34,909	67,645
Pension and other postretirement benefit plans	95	127	327	254
Total other comprehensive income, net of tax	42,437	81,009	34,493	84,034
Comprehensive income	$45,190	$62,788	$19,794	$71,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2019	August 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$170,388	$250,490
Accounts receivable, net	210,174	187,749
Inventories, net	161,646	156,356
Assets held for sale	56,113	23,573
Other current assets	54,863	42,732
Total current assets	653,184	660,900
Property, plant and equipment
Land, buildings and improvements	42,238	47,468
Machinery and equipment	217,134	229,445
Gross property, plant and equipment	259,372	276,913
Less: Accumulated depreciation	(176,240)	(186,693)
Property, plant and equipment, net	83,132	90,220
Goodwill	480,208	512,412
Other intangibles, net	150,035	181,037
Other long-term assets	36,498	36,769
Total assets	$1,403,057	$1,481,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$122,486	$130,838
Accrued compensation and benefits	37,402	54,508
Current maturities of debt	30,000	30,000
Income taxes payable	8,548	4,091
Liabilities held for sale	20,820	44,225
Other current liabilities	58,871	67,299
Total current liabilities	278,127	330,961
Long-term debt, net	455,573	502,695
Deferred income taxes	18,973	21,933
Pension and postretirement benefit liabilities	14,371	14,869
Other long-term liabilities	50,383	52,168
Total liabilities	817,427	922,626
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,831,531 and 81,423,584 shares, respectively	16,364	16,285
Additional paid-in capital	174,418	167,448
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,152,331	1,166,955
Accumulated other comprehensive loss	(139,752)	(174,245)
Stock held in trust	(2,989)	(2,450)
Deferred compensation liability	2,989	2,450
Total shareholders’ equity	585,630	558,712
Total liabilities and shareholders’ equity	$1,403,057	$1,481,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2019	2018
Operating Activities
Net loss	$(14,699)	$(12,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment & divestiture charges, net of tax effect	40,524	12,385
Depreciation and amortization	16,341	20,385
Stock-based compensation expense	7,162	8,292
Benefit for deferred income taxes	(1,445)	(7,124)
Amortization of debt issuance costs	602	826
Other non-cash adjustments	63	200
Changes in components of working capital and other, excluding acquisitions and divestitures
Accounts receivable	(36,436)	(16,872)
Inventories	(24,797)	(18,433)
Trade accounts payable	(2,810)	(1,753)
Prepaid expenses and other assets	(9,421)	(9,168)
Income tax accounts	1,531	17,505
Accrued compensation and benefits	(16,440)	(9,959)
Other accrued liabilities	(11,489)	(5,395)
Cash used in operating activities	(51,314)	(22,106)
Investing Activities
Capital expenditures	(15,667)	(12,547)
Proceeds from sale of property, plant and equipment	52	113
Rental asset buyout for Viking divestiture	—	(27,718)
Proceeds from sale of business, net of transaction costs	36,159	8,780
Cash paid for business acquisitions, net of cash acquired	—	(16,517)
Cash provided by (used in) investing activities	20,544	(47,889)
Financing Activities
Principal repayments on term loan	(47,500)	(15,000)
Stock option exercises and other	1,031	10,305
Taxes paid related to the net share settlement of equity awards	(1,489)	(1,107)
Cash dividend	(2,439)	(2,390)
Cash used in financing activities	(50,397)	(8,192)
Effect of exchange rate changes on cash	1,065	2,211
Net decrease in cash and cash equivalents	(80,102)	(75,976)
Cash and cash equivalents - beginning of period	250,490	229,571
Cash and cash equivalents - end of period	$170,388	$153,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation (“Actuant,” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2018 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2019.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. The new guidance requires the service cost component of net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be stated separately from service cost and outside of operating income. This guidance was adopted by the Company on September 1, 2018. Due to a majority of the Company's defined benefit pension and other postretirement benefit plans being frozen and the net periodic benefit pension cost not being significant, the adoption of this guidance did not have a material impact on the financial statements of the Company. However, prior year amounts have been retrospectively adjusted to reflect this change in accounting principle.
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
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01 and ASU 2019-01), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Upon adoption, certain qualitative and quantitative disclosures are required along with modified retrospective recognition and measurement of impacted leases. The Company is currently gathering, documenting and analyzing lease agreements subject to this guidance, as well as working through system implementation steps. The Company anticipates material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases.
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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2019	August 31, 2018
Foreign currency translation adjustments	$124,331	$158,497
Pension and other postretirement benefit plans, net of tax	15,421	15,748
Accumulated other comprehensive loss	$139,752	$174,245
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
Shipping and Handling Costs: The Company records costs associated with shipping its products after control over a product has transferred to a customer and are accounted for as fulfillment costs. These costs are reported in the Condensed Consolidated Statements of Operations in "Cost of products sold."
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, components and systems are recorded when control is transferred to the customer (i.e. performance obligation has been satisfied) in both segments. For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. Due to the highly customized nature and limited alternative use of certain products, for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
Service & Rental Sales: Service contracts consist of providing highly trained technicians to perform bolting, technical services, machining and joint integrity work for our customers. These revenues are recognized over time as our customers simultaneously receive and consume the benefits provided by the Company. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with service contracts. For a majority of the Company’s service contracts, labor hours (efforts-expended measurement) is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred. Revenue from rental contracts (less than a year and non-customized products) is generally recognized ratably over the contract term, depicting the customer’s consumption of the benefit related to the rental equipment. The majority of the Company’s service and rental sales are generated by its Industrial Tools & Services (“IT&S”) segment, with a limited number of service sales within the Engineered Components & Systems (“EC&S”) segment.
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred.

The following table presents information regarding our revenue disaggregation by reportable segment and product line (in thousands):

	Three Months Ended February 28,	Six Months Ended February 28,
Net Sales by Reportable Product Line & Segment:	2019	2019
Industrial Tools & Services
Product	$105,584	$208,352
Service & Rental	43,937	89,824
	149,521	298,176

Engineered Components & Systems (1)
On-Highway	$55,013	$115,604
Agriculture, Off-Highway and Other	52,448	106,332
Rope & Cable Solutions	11,386	27,552
Concrete Tensioning	3,539	16,774
	122,386	266,262
Total	$271,907	$564,438
(1) The majority of the EC&S segment revenues are product sales, with an immaterial number of service sales.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended February 28,	Six Months Ended February 28,
	2019	2019
Revenues recognized at point in time	$221,377	$462,000
Revenues recognized over time	50,530	102,438
Total	$271,907	$564,438
Contract Balances
The opening and closing balances of the Company's contract assets and liabilities are as follows:

	February 28, 2019	August 31, 2018
Receivables, which are included in accounts receivable, net	$210,174	$187,749
Contract assets, which are included in other current assets	9,245	6,367
Contract liabilities, which are included in other current liabilities	13,395	16,484
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established.
Contract Assets: Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company typically only has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 28, 2019, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts related to long-term customer contracts (project durations of greater than three months) and were recognized over time. The Company estimates that $13.2 million will be recognized from satisfying those performance obligations through the remainder of fiscal 2019 with an insignificant amount recognized in years thereafter.
Significant Judgments
Timing of Performance Obligations Satisfied at a Point in Time: The Company evaluates when the customer obtains control of the product based on shipping terms, as control will transfer, depending upon such terms, at different points between the Company's manufacturing facility or warehouse and the customer’s location. The Company considers control to have transferred upon shipment or delivery because (i) the Company has a present right to payment at that time; (ii) the legal title has been transferred to the customer; (iii) the Company has transferred physical possession of the product to the customer; and (iv) the customer has significant risks and rewards of ownership of the product.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low cost alternatives; and the centralization and standardization of certain administrative functions. Total restructuring charges for these activities were $0.1 million and $4.3 million in the three months ended February 28, 2019 and 2018, respectively. Year-to-date restructuring charges totaled $0.5 million and $10.9 million for fiscal 2019 and 2018, respectively. Approximately $0.8 million of the restructuring charges recognized in the three and six months ended February 28, 2018 were reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges." Liabilities for severance will generally be paid during the next twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms.
The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Six Months Ended February 28, 2019
	Industrial Tools & Services	Engineered Components & Systems	Corporate	Total
Balance as of August 31, 2018	$1,687	$1,592	$415	$3,694
Restructuring charges	21	442	—	463
Cash payments	(1,052)	(314)	(97)	(1,463)
Other non-cash uses/reclasses of reserve	(79)	53	(370)	(396)
Impact of changes in foreign currency rates	(18)	(28)	—	(46)
Balance as of February 28, 2019	$559	$1,745	$(52)	$2,252

	Six Months Ended February 28, 2018
	Industrial Tools & Services	Engineered Components & Systems	Corporate		Total
Balance as of August 31, 2017	$1,499	$4,108	$30		$5,637
Restructuring charges	2,929	3,710	4,274		10,913
Cash payments	(1,750)	(3,301)	(1,648)		(6,699)
Other non-cash uses of reserve	(354)	(801)	(2,007)	(1)	(3,162)
Impact of changes in foreign currency rates	(6)	(66)	—		(72)
Balance as of February 28, 2018	$2,318	$3,650	$649		$6,617
(1) Majority of non-cash uses of reserve represents accelerated equity vesting in connection with employee severance agreements.
On March 21, 2019, the Company announced a new restructuring plan focused on the integration of the Enerpac and Hydratight businesses (IT&S segment) as well as driving efficiencies within the overall corporate structure. We expect to achieve $12-$15 million of annual savings with estimated restructuring costs of $15-$20 million and anticipate completing these actions within 18-24 months. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual bonus expense differentials.

Note 4. Acquisitions
During fiscal 2018, the Company completed two acquisitions which resulted in the recognition of goodwill in the Company’s condensed consolidated financial statements because their purchase prices reflected the future earnings and cash flow potential of the acquired companies, as well as the complementary strategic fit and resulting synergies. The Company makes an initial allocation of the purchase price, at the date of acquisition, based upon the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value and adjust the purchase price allocation as appropriate.
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
The Company acquired the stock of Equalizer International, Limited ("Equalizer") on May 11, 2018 for a purchase price of $5.8 million, net of cash acquired. This Industrial Tools & Services segment tuck-in acquisition is a provider of industrial and energy maintenance tools, expanding our pipe and flange alignment offerings. The purchase price allocation resulted in $2.4 million of goodwill (a portion of which is not deductible for tax purposes) and $2.1 million of intangible assets. The intangible assets were comprised of $0.8 million of indefinite lived tradenames and $1.3 million of amortizable customer relationships and patents.
The Company incurred acquisition transaction costs of $0.1 million and $0.4 million in the three and six months ended February 28, 2018, respectively, (included in "Selling, administrative and engineering expenses" in the Condensed Consolidated Statements of Operations) related to these acquisitions.
The acquired businesses generated combined net sales of $3.4 million and $6.9 million for the three and six months ended February 28, 2019, respectively. Net sales for both the three and six months ended February 28, 2018 for Mirage were $1.9 million. Because the net sales and earnings impact of both acquired businesses are not material to the three and six months ended February 28, 2019 and 2018, the Company has not included the pro forma operating result disclosures otherwise required for acquisitions.
Note 5. Divestiture Activities
During the fourth quarter of fiscal 2018, the Cortland Fibron business (EC&S segment) met the criteria for assets held for sale treatment. The Company completed the sale of the Cortland Fibron business on December 19, 2018 for $12.5 million in cash. The transaction could be subject to additional divestiture charges consisting of closing working capital adjustments in the third quarter of fiscal 2019.
During the first quarter of fiscal 2019, the Company determined that the Precision Hayes and Cortland U.S. businesses (EC&S segment) were non-core assets, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell these businesses. The Company completed the sale of the Precision Hayes business on December 31, 2018 for $23.6 million cash net of final transaction costs, working capital adjustments, accelerated vesting of equity compensation, completion bonuses and other adjustments which were recognized in the second quarter of fiscal 2019. In addition, the related assets and liabilities of the Cortland U.S. business to be sold are classified as assets/liabilities held for sale in the condensed consolidated balance sheet as of February 28, 2019 and approximate the estimated fair value, less cost to sell.
On January 24, 2019, the Company announced its intention to focus solely on its IT&S segment, and as a result, initiated a process to potentially divest the remaining EC&S segment. However, the assets and liabilities of the remaining EC&S segment have not been classified as held for sale as there is no assurance that a transaction will result from the sale process. Material charges reflecting a write down of the EC&S net assets to their net realizable value could result in non-cash impairment charges in future periods. The Company is unable to estimate the total amount or range of amounts of the potential impairment charges in future periods in connection with this action, as no assurance can be given that a transaction will result from the EC&S sale process or as to its timing. As a result of the Company’s interim impairment analysis of the EC&S asset group, an indication of impairment was not present as of February 28, 2019 and, therefore, there were no non-cash impairment charges recorded during the second quarter of fiscal 2019. The Company intends to comment on, or provide updates regarding, these matters (including the status of the divestiture or size of impairment) only when it determines that further disclosure is appropriate or required. Year-to-date, the Company has incurred pre-tax divestiture charges of $2.3 million relating to the contemplated EC&S segment divestiture.
The Company recognized $6.9 million of impairment & divestiture charges in the second quarter of fiscal 2019, comprised of: (i) a $3.5 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds of the Cortland U.S. business, (ii) $2.5 million of other divestiture charges (primarily working capital adjustments, accelerated vesting of equity compensation and completion bonuses) related to the divestiture of the Precision Hayes and Cortland Fibron businesses and (iii) $0.9 million related to the divestiture of the remaining EC&S segment. These charges generated an income tax benefit of $0.2 million in the second quarter of fiscal 2019. Year-to-date, the Company has recognized $43.4 million of impairment & divestiture charges in fiscal 2019, comprised of: (i) a $24.6 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) a non-cash impairment charge of $13.7 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $5.1 million of other divestiture charges. These charges generated a fiscal 2019 year-to-date income tax benefit of $2.8 million.

The following is a summary of the assets and liabilities held for sale (in thousands):

	February 28, 2019 (1)	August 31, 2018 (2)
Accounts receivable, net	$6,640	$2,924
Inventories, net	10,756	2,597
Other current assets	938	3,267
Property, plant & equipment, net	7,110	2,186
Goodwill and other intangible assets, net	30,669	12,464
Other long-term assets	—	135
Assets held for sale	$56,113	$23,573

Trade accounts payable	$3,795	$3,915
Accrued compensation and benefits	662	1,414
Reserve for cumulative translation adjustment	13,182	35,346
Other current liabilities	394	1,269
Deferred income taxes	2,766	2,281
Other long-term liabilities	21	—
Liabilities held for sale	$20,820	$44,225
(1) Represents the consolidated assets and liabilities for the Cortland U.S. business held for sale at February 28, 2019.
(2) Represents the Cortland Fibron business held for sale at August 31, 2018.
The historical results of the Precision Hayes and Cortland businesses are not material to the condensed consolidated financial results of the Company and are included in continuing operations. The Precision Hayes and Cortland businesses had combined net sales of $14.9 million and $28.1 million in the three months ended February 28, 2019 and 2018, respectively and $44.3 million and $56.1 million in the six months ended February 28, 2019 and 2018, respectively. Additional charges are anticipated upon the completion of the sale of the Cortland U.S. business and include, but are not limited to, items such as liabilities triggered only upon sale completion, changes in the composition of the net asset disposal groups and changes to estimated sales proceeds. The Precision Hayes and Cortland Fibron businesses could incur immaterial additional divestiture charges in the third quarter of fiscal 2019 relative to the final settlement of net asset disposal groups and other divestiture charges.
On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $8.8 million, which resulted in an after-tax impairment & divestiture charge of $12.4 million in the second quarter of fiscal 2018, comprised of real estate lease exit charges of $3.0 million related to retained facilities that became vacant as a result of the Viking divestiture and approximately $9.4 million of associated discrete income tax expense. The historical results of the Viking business (which had net sales of $2.7 million in the six months ended February 28, 2018) are not material to the condensed consolidated financial results and are included in continuing operations.
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

Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets can result from changes in foreign currency exchange rates, business acquisitions, divestitures or impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2019 are as follows (in thousands):

	Industrial Tools & Services	Engineered Components & Systems	Total
Balance as of August 31, 2018	$248,705	$263,707	$512,412
Purchase accounting adjustments	253	—	253
Impairment charge	—	(13,678)	(13,678)
Reclassification of assets held for sale	—	(16,672)	(16,672)
Impact of changes in foreign currency rates	420	(2,526)	(2,106)
Balance as of February 28, 2019	$249,378	$230,830	$480,208
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		February 28, 2019			August 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$188,974	$126,738	$62,236	$230,601	$147,451	$83,150
Patents	11	20,946	19,041	1,905	30,355	25,327	5,028
Trademarks and tradenames	15	6,904	5,083	1,821	20,823	15,347	5,476
Other intangibles	3	5,191	5,172	19	5,946	5,816	130
Indefinite lived intangible assets:
Tradenames	N/A	84,054	—	84,054	87,253	—	87,253
		$306,069	$156,034	$150,035	$374,978	$193,941	$181,037
The Company estimates that amortization expense will be $6.7 million for the remaining six months of fiscal 2019. Amortization expense for future years is estimated to be: $12.9 million in fiscal 2020, $12.2 million in fiscal 2021, $10.5 million in fiscal 2022, $7.7 million in fiscal 2023, $6.6 million in fiscal 2024 and $9.3 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charge
During the first quarter of fiscal 2019, within the EC&S segment, the Company recognized impairment charges related to the Precision Hayes and Cortland U.S. businesses in conjunction with meeting the criteria for assets classified as held for sale. As a result of meeting the held for sale criteria, the Company reassessed the weighted-average holding period for the associated assets which resulted in a change in our current estimated fair value. Also, the Company recognized an additional impairment charge related to the Cortland Fibron business based on a change in the anticipated sales proceeds. Accordingly, we recognized a $21.1 million impairment charge, for the quarter ended November 30, 2018, representing the excess of net book value of assets held for sale over anticipated proceeds.
During the second quarter of fiscal 2019, within the EC&S segment, the Company recognized impairment charges related to the Cortland U.S. business as a result of changes in the composition of the net asset disposal groups. Accordingly, we recognized a $3.5 million impairment charge during the quarter ended February 28, 2019, representing the excess of net book value of assets held for sale over anticipated proceeds. See Note 5, “Divestiture Activities,” for further discussion of impairment & divestiture charges.

A summary of the six months ended February 28, 2019, impairment charges by reporting unit is as follows (in thousands):

	Cortland (1)	Precision Hayes	Total
Goodwill	$13,709	$—	$13,709
Amortizable intangible assets	—	8,264	8,264
Assets held for sale	1,477	—	1,477
Fixed assets	—	1,230	1,230
Total	$15,185	$9,494	$24,679
(1) The Cortland reporting unit is representative of the Cortland U.S. and Cortland Fibron businesses. The goodwill impairment charge related to Cortland U.S. for the six months ended February 28, 2019 and the assets held for sale impairment charge related to Cortland Fibron for the three months ended November 30, 2019.
To the extent actual proceeds on the divestiture are less than current projections, or there are changes in the composition of the asset disposal group, further write-downs of the carrying value of the Cortland U.S. reporting unit may be required.
Note 7. Product Warranty Costs
The Company generally offers its customers a warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserves for the six months ended February 28, 2019 and 2018, respectively (in thousands):

	Six Months Ended February 28,
	2019	2018
Beginning balance	$4,417	$6,616
Provision for warranties	3,059	3,403
Warranty payments and costs incurred	(2,960)	(3,582)
Warranty activity for divested businesses	(160)	—
Reclass of liabilities held for sale	(33)	—
Impact of changes in foreign currency rates	28	213
Ending Balance	$4,351	$6,650
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2019	August 31, 2018
Senior Credit Facility
Revolver	$—	$—
Term Loan	200,000	247,500
Total Senior Credit Facility	200,000	247,500
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	487,559	535,059
Less: Current maturities of long-term debt	(30,000)	(30,000)
Debt issuance costs	(1,986)	(2,364)
Total long-term debt, less current maturities	$455,573	$502,695
The Company’s Senior Credit Facility matures on May 8, 2020 and provides a $300 million revolver, a $300 million term loan and a $450 million expansion option, subject to certain conditions. Borrowings are subject to a pricing grid, which can result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from a spread of 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. As of February 28, 2019, the borrowing spread on LIBOR based borrowings was 1.75% (aggregating to a 4.25% variable rate borrowing cost on the outstanding term loan balance). In addition, a non-use fee is payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum. As of February 28, 2019, the unused credit line and amount available for borrowing under the revolver was $298.8 million. Quarterly term loan principal payments of $3.8 million began on June 30, 2016, increased to $7.5 million starting on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. The Senior Credit Facility, which is secured substantially by all of the Company’s domestic personal property assets, also contains customary limits and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments. The two financial covenants included in the Senior Credit Facility agreement are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. The Company was in compliance with all financial covenants at February 28, 2019.
During the three months ended February 28, 2019, in addition to the quarterly term loan principal payment of $7.5 million, the Company prepaid $32.5 million against the remaining principal balance of the term loan.
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remains outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (currently ranging from 100.00% to 101.88%), plus accrued and unpaid interest. The Company was in compliance with all the terms of the Senior Notes at February 28, 2019.
On March 29, 2019, the Company refinanced its credit facility resulting in a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan. The new facility, which will mature in March 2024, includes a reduction in pricing, bears an initial interest rate of LIBOR + 1.625bps, and expands the revolving credit facility from $300 million to $400 million. In addition, the new credit facility contains financial covenants that are consistent with the prior facility, with enhancements that improve overall liquidity, and provides the option for future expansion through a $300 million accordion on the revolver. Borrowings under the credit agreement are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2019 and August 31, 2018 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.1 million and $0.4 million at February 28, 2019 and August 31, 2018, respectively. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $290.6 million and $293.5 million at February 28, 2019 and August 31, 2018, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
At February 28, 2019, the assets and liabilities of the Cortland U.S. business are classified as held for sale and therefore are valued at fair value, less costs to sell. In determining the fair value of the assets and liabilities the Company utilized generally accepted valuation techniques. Specifically for the Cortland U.S. business, a market approach valuation was utilized, in which a trading multiple was applied to the forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization). These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
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

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other (income) expense in the condensed consolidated statements of operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $19.6 million and $17.0 million at February 28, 2019 and August 31, 2018, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of $0.1 million and $0.4 million at February 28, 2019 and August 31, 2018, respectively. Net foreign currency gain (loss) related to these derivative instruments were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Foreign currency gain (loss), net	$297	$(74)	$667	$140
Note 11. Capital Stock and Share Repurchases
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of February 28, 2019, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and six months ended February 28, 2019.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Numerator:
Net earnings (loss)	$2,753	$(18,221)	$(14,699)	$(12,995)
Denominator:
Weighted average common shares outstanding - basic	61,243	60,318	61,137	60,095
Net effect of dilutive securities - stock based compensation plans	364	—	—	—
Weighted average common shares outstanding - diluted	61,607	60,318	61,137	60,095

Basic earnings (loss) per share	$0.04	$(0.30)	$(0.24)	$(0.22)
Diluted earnings (loss) per share	$0.04	$(0.30)	$(0.24)	$(0.22)

Anti-dilutive securities from stock based compensation plans (excluded from earnings (loss) per share calculation) (1)	1,503	1,829	2,986	1,981
(1) As a result of the impairment & divestiture and restructuring charges for the three month period ended February 28, 2018 and the six month periods ended February 28, 2019 and 2018, which caused net losses for these periods, shares from stock based compensation plans are excluded from the calculation of diluted loss per share, as the result would be anti-dilutive.

Note 12. Income Taxes
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax expense and effective income tax rates are as follows (amounts in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Earnings (loss) before income taxes	$8,545	$1,618	$(8,980)	$8,448
Income tax expense	5,792	19,839	5,719	21,443
Effective income tax rate	67.8%	1,226.1%	(63.7)%	253.8%
The Company’s income tax expense and effective tax rate for the three and six months ended February 28, 2019 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system which reduce the U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new minimum taxes on certain foreign-sourced earnings that were previously deferred from U.S. federal tax. New provisions under the Act are effective for the Company for fiscal 2019 and include the Global Intangible Low-Taxed Income (“GILTI”) provision, the Foreign-Derived Intangible Income (“FDII”) benefit, the Base Erosion Anti-Abuse Tax (“BEAT”), the limitation on interest expense deductions and certain executive compensation, and the elimination of U.S. tax on dividends received from certain foreign subsidiaries.
During the second quarter, final transition tax regulations were issued, which resulted in an adjusted transition tax liability of $3.0 million. The liability resulting from the transition tax will be fully offset by available foreign tax credits and will not result in future cash payments.
The comparability of earnings (loss) before income taxes, income tax expense and the related effective income tax rates are impacted by the Act as described above, along with impairment & divestiture charges. Results included $6.9 million and $43.3 million ($6.7 million and $40.5 million after tax, respectively) of impairment & divestiture charges for the three and six months ended February 28, 2019 and $3.0 million ($12.4 million after tax) impairment & divestiture charges for the three and six months ended February 28, 2018. Excluding the impairment & divestiture charges, the effective tax rate for the three and six months ended February 28, 2019 was 38.8% and 24.8%, respectively, as compared to 226.8% and 105.3% for the three and six months ended February 28, 2018. The income tax benefit without impairment & divestiture charges for the six months ended February 28, 2019 is significantly impacted by a $2.6 million benefit related to the Act, as compared to the six months ended February 28, 2018 which includes $1.5 million of tax expense related to the shortfall of tax benefits on deductible equity compensation and the expiration of unexercised stock options and $7.9 million of tax expense related to the Act. Additionally, both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate. The Company's earnings (loss) before income taxes include approximately 70% and 75% of earnings from foreign jurisdictions for the estimated full-year fiscal 2019 and 2018, respectively. This foreign income tax rate differential had a minimal impact to the effective income tax rate as a result of the new U.S. statutory rate of 21% for the six months ended February 28, 2019; however, for the six months ended February 28, 2018, the foreign income tax rate differential had the effect of reducing the effective income tax rate from the 25.7% U.S. statutory tax rate by 5.2%.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems. The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Engineered Components & Systems segment provides highly engineered components for on-highway, off-highway, agriculture, medical, concrete tensioning (divested December 31, 2018) and other vertical markets. All of the aforementioned markets are supported through our various segment product lines outlined below.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net Sales by Reportable Product Line & Segment
Industrial Tools & Services
Product	$105,584	$105,302	$208,352	$206,422
Service & Rental	43,937	31,685	89,824	72,556
	149,521	136,987	298,176	278,978
Engineered Components & Systems
On-Highway	55,013	59,297	115,604	124,179
Agriculture, Off-Highway and Other	52,448	50,795	106,332	102,111
Rope & Cable Solutions	11,386	17,101	27,552	33,488
Concrete Tensioning	3,539	10,983	16,774	22,617
Off Shore Mooring	—	2	—	2,747
	122,386	138,178	266,262	285,142
	$271,907	$275,165	$564,438	$564,120

Operating Profit (Loss)
Industrial Tools & Services	$26,546	$18,963	$52,920	$39,800
Engineered Components & Systems (1)	(1,412)	(4,448)	(29,704)	(413)
General Corporate	(8,780)	(4,711)	(16,180)	(14,910)
	$16,354	$9,804	$7,036	$24,477
(1) Engineered Components & Systems segment operating losses include impairment & divestiture charges of $6.9 million and $3.0 million for the three months ended February 28, 2019 and 2018, respectively. For the six months ended February 28, 2019 and 2018, impairment & divestiture charges were $43.3 million and $3.0 million, respectively.

	February 28, 2019	August 31, 2018
Assets:
Industrial Tools & Services	$622,346	$589,932
Engineered Components & Systems	618,854	657,370
General Corporate	161,857	234,036
	$1,403,057	$1,481,338
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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $16.8 million and $23.6 million at February 28, 2019 and August 31, 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases at February 28, 2019 was $10.0 million using a weighted average discount rate of 3.01%.
The Company has facilities in numerous geographic locations that are subject to environmental laws and regulations. Environmental expenditures over the past two years have not been material. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As previously disclosed in the Annual Report on Form 10-K for the year ended August 31, 2018, in October 2018, the Company filed a voluntary self-disclosure ("VSD") with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding transactions related to otherwise authorized sales of tools and other products totaling approximately $0.5 million by certain of its foreign subsidiaries to two Iranian distributors. It is possible that certain limited transactions relating to the authorized sales fell outside the scope of General License H under the Iranian Transaction and Sanctions Regulations, 31 C.F.R. Part 560. The VSD also included information about additional transactions by certain of the Company's Dutch subsidiaries with a counterparty in Estonia that may have been in violation of E.O. 13685, as certain sales of products and services may have been diverted to the Crimea region of Ukraine. OFAC is currently reviewing the Company’s disclosures to determine whether any violations of U.S. economic sanctions laws may have occurred and, if so, to determine the appropriate enforcement response. At this time, the Company cannot predict when OFAC will conclude its review of the VSD or the nature of its enforcement response.
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
While there can be no assurance of the ultimate outcome of the above matters, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows.
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of February 28, 2019. Our material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended February 28, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$41,091	$80,230	$150,586	$—	$271,907
Cost of products sold	9,979	59,701	104,741	—	174,421
Gross profit	31,112	20,529	45,845	—	97,486
Selling, administrative and engineering expenses	22,614	16,079	32,052	—	70,745
Amortization of intangible assets	318	1,867	1,256	—	3,441
Restructuring charges	—	—	60	—	60
Impairment & divestiture (income) charges	(904)	3,187	4,603	—	6,886
Operating profit (loss)	9,084	(604)	7,874	—	16,354
Financing costs (income), net	7,275	—	(122)	—	7,153
Intercompany (income) expense, net	(6,117)	8,866	(2,749)	—	—
Intercompany dividends	(246,248)	—	—	246,248	—
Other (income) expense, net	(166)	1	821	—	656
Earnings (loss) before income tax expense (benefit)	254,340	(9,471)	9,924	(246,248)	8,545
Income tax expense (benefit)	420	(1,348)	6,720	—	5,792
Net earnings (loss) before equity in (loss) earnings of subsidiaries	253,920	(8,123)	3,204	(246,248)	2,753
Equity in (loss) earnings of subsidiaries	(251,167)	4,086	1,372	245,709	—
Net earnings (loss)	$2,753	$(4,037)	$4,576	$(539)	$2,753
Comprehensive income (loss)	$45,190	$(3,966)	$46,755	$(42,789)	$45,190

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$36,219	$83,072	$155,874	$—	$275,165
Cost of products sold	5,848	63,979	115,642	—	185,469
Gross profit	30,371	19,093	40,232	—	89,696
Selling, administrative and engineering expenses	17,975	17,232	33,080	—	68,287
Amortization of intangible assets	318	2,861	1,989	—	5,168
Restructuring charges	194	909	2,347	—	3,450
Impairment & divestiture charges (income)	4,217	—	(1,230)	—	2,987
Operating profit (loss)	7,667	(1,909)	4,046	—	9,804
Financing costs (income), net	7,777	22	(195)	—	7,604
Intercompany (income) expense, net	(5,042)	5,419	(377)	—	—
Other expense, net	305	49	228	—	582
Earnings (loss) before income tax expense (benefit)	4,627	(7,399)	4,390	—	1,618
Income tax expense (benefit)	10,612	(2,234)	11,461	—	19,839
Net loss before equity in loss of subsidiaries	(5,985)	(5,165)	(7,071)	—	(18,221)
Equity in loss of subsidiaries	(12,236)	(9,454)	(1,459)	23,149	—
Net loss	$(18,221)	$(14,619)	$(8,530)	$23,149	$(18,221)
Comprehensive income (loss)	$62,788	$(14,619)	$74,820	$(60,201)	$62,788

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Six Months Ended February 28, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$81,381	$176,052	$307,005	$—	$564,438
Cost of products sold	19,860	130,297	211,787	—	361,944
Gross profit	61,521	45,755	95,218	—	202,494
Selling, administrative and engineering expenses	43,579	34,393	65,964	—	143,936
Amortization of intangible assets	637	4,559	2,524	—	7,720
Restructuring (income) charges	—	(93)	556	—	463
Impairment & divestiture (income) charges	(904)	13,407	30,836	—	43,339
Operating profit (loss)	18,209	(6,511)	(4,662)	—	7,036
Financing costs (income), net	14,826	—	(378)	—	14,448
Intercompany (income) expense, net	(10,170)	15,357	(5,187)	—	—
Intercompany dividends	(246,248)	—	—	246,248	—
Other (income) expense, net	(381)	8	1,941	—	1,568
Earnings (loss) before income tax (benefit) expense	260,182	(21,876)	(1,038)	(246,248)	(8,980)
Income tax (benefit) expense	(2,287)	(1,450)	9,456	—	5,719
Net earnings (loss) before equity in (loss) earnings of subsidiaries	262,469	(20,426)	(10,494)	(246,248)	(14,699)
Equity in (loss) earnings of subsidiaries	(277,168)	(9,046)	2,627	283,587	—
Net loss	$(14,699)	$(29,472)	$(7,867)	$37,339	$(14,699)
Comprehensive income (loss)	$19,794	$(29,400)	$26,636	$2,764	$19,794

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Six Months Ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$71,929	$170,906	$321,285	$—	$564,120
Cost of products sold	12,811	128,553	232,149	—	373,513
Gross profit	59,118	42,353	89,136	—	190,607
Selling, administrative and engineering expenses	37,690	35,680	69,395	—	142,765
Amortization of intangible assets	636	5,722	3,941	—	10,299
Restructuring charges	5,550	1,078	3,451		10,079
Impairment & divestiture charges (income)	4,217	—	(1,230)	—	2,987
Operating profit (loss)	11,025	(127)	13,579	—	24,477
Financing costs (income), net	15,400	43	(325)	—	15,118
Intercompany (income) expense, net	(9,919)	10,903	(984)	—	—
Other expense, net	255	94	562	—	911
Earnings (loss) before income tax expense (benefit)	5,289	(11,167)	14,326	—	8,448
Income tax expense (benefit)	10,327	(1,797)	12,913	—	21,443
Net (loss) earnings before equity in loss of subsidiaries	(5,038)	(9,370)	1,413	—	(12,995)
Equity in loss of subsidiaries	(7,957)	(661)	(1,505)	10,123	—
Net loss	$(12,995)	$(10,031)	$(92)	$10,123	$(12,995)
Comprehensive income (loss)	$71,039	$(10,031)	$86,386	$(76,355)	$71,039

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	February 28, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,426	$—	$160,962	$—	$170,388
Accounts receivable, net	22,057	44,345	143,772	—	210,174
Inventories, net	28,088	52,849	80,709	—	161,646
Assets held for sale	—	53,714	2,399	—	56,113
Other current assets	14,829	2,000	38,034	—	54,863
Total current assets	74,400	152,908	425,876	—	653,184
Property, plant & equipment, net	7,800	16,859	58,473	—	83,132
Goodwill	38,847	184,120	257,241	—	480,208
Other intangibles, net	6,247	96,065	47,723	—	150,035
Investment in subsidiaries	1,630,688	1,234,687	798,879	(3,664,254)	—
Intercompany receivable	—	406,039	210,522	(616,561)	—
Other long-term assets	12,992	320	23,186	—	36,498
Total assets	$1,770,974	$2,090,998	$1,821,900	$(4,280,815)	$1,403,057
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	16,600	17,390	88,496	—	122,486
Accrued compensation and benefits	12,028	4,330	21,044	—	37,402
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	—	—	8,548	—	8,548
Liabilities held for sale	—	7,634	13,186	—	20,820
Other current liabilities	16,321	6,650	35,900	—	58,871
Total current liabilities	74,949	36,004	167,174	—	278,127
Long-term debt	455,573	—	—	—	455,573
Deferred income taxes	15,526	—	3,447	—	18,973
Pension and post-retirement benefit liabilities	7,405	—	6,966	—	14,371
Other long-term liabilities	45,820	271	4,292	—	50,383
Intercompany payable	586,071	30,490	—	(616,561)	—
Shareholders’ equity	585,630	2,024,233	1,640,021	(3,664,254)	585,630
Total liabilities and shareholders’ equity	$1,770,974	$2,090,998	$1,821,900	$(4,280,815)	$1,403,057

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$67,649	$—	$182,841	$—	$250,490
Accounts receivable, net	19,969	54,822	112,958	—	187,749
Inventories, net	22,570	59,391	74,395	—	156,356
Assets held for sale	—	—	23,573	—	23,573
Other current assets	7,358	4,759	30,615	—	42,732
Total current assets	117,546	118,972	424,382	—	660,900
Property, plant & equipment, net	7,937	26,408	55,875	—	90,220
Goodwill	38,847	203,543	270,022	—	512,412
Other intangible assets, net	6,884	121,793	52,360	—	181,037
Investment in subsidiaries	1,836,954	1,211,781	789,917	(3,838,652)	—
Intercompany receivables	—	622,646	200,173	(822,819)	—
Other long-term assets	12,955	366	23,448	—	36,769
Total assets	$2,021,123	$2,305,509	$1,816,177	$(4,661,471)	$1,481,338

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,890	$29,022	$85,926	$—	$130,838
Accrued compensation and benefits	22,171	9,804	22,533	—	54,508
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	—	—	4,091	—	4,091
Liabilities held for sale	—	—	44,225	—	44,225
Other current liabilities	17,379	11,078	38,842	—	67,299
Total current liabilities	85,440	49,904	195,617	—	330,961
Long-term debt	502,695	—	—	—	502,695
Deferred income taxes	17,467	—	4,466	—	21,933
Pension and post-retirement benefit liabilities	7,765	—	7,104	—	14,869
Other long-term liabilities	45,483	359	6,326	—	52,168
Intercompany payable	803,561	19,258	—	(822,819)	—
Shareholders’ equity	558,712	2,235,988	1,602,664	(3,838,652)	558,712
Total liabilities and shareholders’ equity	$2,021,123	$2,305,509	$1,816,177	$(4,661,471)	$1,481,338

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(79,539)	$305,640	$(31,167)	$(246,248)	$(51,314)
Investing Activities
Capital expenditures	(950)	(6,478)	(8,239)	—	(15,667)
Proceeds from sale of property, plant and equipment	8	(31)	75	—	52
Intercompany investment	52,883	—	—	(52,883)	—
Proceeds from sale of business, net of transaction costs	23,611	—	12,548	—	36,159
Cash used in investing activities	75,552	(6,509)	4,384	(52,883)	20,544
Financing Activities
Principal repayments on term loan	(47,500)	—	—	—	(47,500)
Stock option exercises, related tax benefits and other	1,031	—	—	—	1,031
Taxes paid related to the net share settlement of equity awards	(1,489)	—	—	—	(1,489)
Cash Dividends	(2,439)	(246,248)	—	246,248	(2,439)
Intercompany loan activity	(3,839)	—	3,839	—	—
Intercompany capital contribution	—	(52,883)	—	52,883	—
Cash (used in) provided by financing activities	(54,236)	(299,131)	3,839	299,131	(50,397)
Effect of exchange rate changes on cash	—	—	1,065	—	1,065
Net decrease in cash and cash equivalents	(58,223)	—	(21,879)	—	(80,102)
Cash and cash equivalents—beginning of period	67,649	—	182,841	—	250,490
Cash and cash equivalents—end of period	$9,426	$—	$160,962	$—	$170,388

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended February 28, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(14,509)	$6,923	$(14,520)	$—	$(22,106)
Investing Activities
Capital expenditures	(1,982)	(5,274)	(5,291)	—	(12,547)
Proceeds from sale of property, plant and equipment	—	83	30	—	113
Rental asset buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Proceeds from sale of business, net of transaction costs	198	—	8,582	—	8,780
Cash paid for business acquisitions, net of cash acquired	—	(1,732)	(14,785)	—	(16,517)
Cash used in investing activities	(1,784)	(6,923)	(39,182)	—	(47,889)
Financing Activities
Principal repayments on term loan	(15,000)	—	—	—	(15,000)
Stock option exercises, related tax benefits and other	10,305	—	—	—	10,305
Taxes paid related to the net share settlement of equity awards	(1,107)	—	—	—	(1,107)
Cash dividends	(2,390)	—	—	—	(2,390)
Intercompany loan activity	(5,954)	—	5,954	—	—
Cash used in financing activities	(14,146)	—	5,954	—	(8,192)
Effect of exchange rate changes on cash	—	—	2,211	—	2,211
Net decrease in cash and cash equivalents	(30,439)	—	(45,537)	—	(75,976)
Cash and cash equivalents—beginning of period	34,715	—	194,856	—	229,571
Cash and cash equivalents—end of period	$4,276	$—	$149,319	$—	$153,595

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into two reportable segments: Industrial Tools & Services ("IT&S") and Engineered Components & Systems ("EC&S"). The Industrial Tools & Services segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rentals to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Engineered Components & Systems segment provides highly engineered components for on-highway, off-highway, agriculture, energy, medical, construction and other vertical markets. Financial information related to the Company's segments is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. Both the IT&S and EC&S segments continue to benefit from improvements within the broad industrial landscape, mining, infrastructure, commercial and off-highway vehicle and agriculture markets. We expect continued growth, though at a moderated pace, in these markets in the second half of fiscal 2019. Reduced capital and maintenance spending in the oil & gas and energy markets in the form of project cancellations, deferrals and scope reductions were headwinds throughout much of fiscal 2018. However, we are expecting to see stabilization of the oil & gas and energy markets in fiscal 2019, which should result in an improvement in maintenance spending. As a result, we expect consolidated fiscal 2019 core sales (sales growth excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) growth of 3% to 5%, compared to a 6% core sales growth in fiscal 2018.
We remain focused on pursuing both organic and inorganic growth opportunities aligned with our strategic objectives. The organic opportunities include the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our lean efforts across our manufacturing, assembly and service operations to improve our operational efficiency. Our IT&S segment is focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second-tier brands. In addition, we remain focused on redirecting sales, marketing and engineering resources to non-oil & gas vertical markets and providing new and existing customers with critical products, rentals, services and solutions in a dynamic energy environment. We continue to expect IT&S segment year-over-year core sales growth of 3% to 5% in fiscal 2019. The EC&S segment is capitalizing on their served end market demand recovery, while also expanding content and engineering capabilities across customers and geographies, resulting in an expected 2% to 5% core sales growth in fiscal 2019.
As part of our portfolio management process, we routinely review our businesses with respect to our strategic initiatives and long-term objectives and are taking actions that are anticipated to improve the operational performance of the Company. For example, the anticipated divestiture of our remaining Cortland business in fiscal 2019 will represent a substantial exit from the upstream oil & gas market. In addition, the divestiture of the Precision Hayes business represents our exit of the Concrete Tensioning product line and allows us to redirect resources to other core product lines. On January 24, 2019, the Company announced its intent to divest the EC&S segment to pursue a strategy as a pure-play industrial tools and services company. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges.
During the three months ended February 28, 2019 and 2018, we incurred $0.1 million and $3.5 million of restructuring costs, respectively, associated with previously announced restructuring initiatives. Year-to-date restructuring charges totaled $0.5 million and $10.9 million for fiscal 2019 and 2018, respectively. These restructuring costs related primarily to facility consolidations, headcount reductions and operational improvements. Pre-tax cost savings realized from executing these restructuring initiatives totaled approximately $32 million in fiscals 2016, 2017 and 2018, and the first half of fiscal 2019 combined. Realized cost savings were comprised of $12 million within the IT&S segment, $17 million within the EC&S segment and $3 million within Corporate. The Company anticipates realizing incremental pre-tax cost savings of approximately $1 million for the balance of fiscal 2019 for all previously executed restructuring initiatives. Seventy-five percent of the anticipated future cost savings are expected to benefit the IT&S segment and the remaining 25% are expected to benefit the EC&S segment.
On March 21, 2019, we announced a new restructuring plan focused on the integration of the Enerpac and Hydratight businesses (IT&S segment) as well as driving efficiencies within the overall corporate structure. We expect to achieve $12-$15 million of annual savings with a restructuring cost of $15-$20 million and anticipate completing these actions within 18-24 months. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual bonus expense differentials.
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
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
	2019		2018		2019		2018
Net sales	$272	100%	$275	100%	$564	100%	$564	100%
Cost of products sold	174	64%	185	67%	362	64%	374	66%
Gross profit	98	36%	90	33%	202	36%	190	34%
Selling, administrative and engineering expenses	71	26%	69	25%	144	26%	143	25%
Amortization of intangible assets	3	1%	5	2%	8	1%	10	2%
Restructuring charges	—	—%	3	1%	—	—%	10	2%
Impairment & divestiture charges	7	3%	3	1%	43	8%	3	1%
Operating profit	17	6%	10	4%	7	1%	24	4%
Financing costs, net	7	3%	8	3%	14	2%	15	3%
Other expense, net	1	—%	—	—%	2	—%	1	—%
Earnings (loss) before income tax expense	9	3%	2	1%	(9)	(2)%	8	1%
Income tax expense	6	2%	20	7%	6	1%	21	4%
Net earnings (loss)	$3	1%	$(18)	(7)%	$(15)	(3)%	$(13)	(2)%

Diluted earnings (loss) per share	$0.04		$(0.30)		$(0.24)		$(0.22)
Consolidated sales for the second quarter of fiscal 2019 were $272 million, a decrease of $3 million (1%) from the prior year. For the three months ended February 28, 2019, foreign currency exchange rates unfavorably impacted sales by 4% and a net 4% reduction to sales from acquisitions and divestitures resulted in a core sales increase of 7%. The consolidated net sales decrease for the three months ended February 28, 2019 compared to the prior year was the result of the current year divestitures of our Precision Hayes and Cortland Fibron businesses, offset by the increased sales in the IT&S segment, specifically in the Service & Rental product line. Gross profit margins increased slightly to 36% in the second quarter of fiscal 2019 compared to 33% in the prior year period due to favorable sales mix, price realization net of tariff and commodity cost increases, the non-recurrence of cost overruns associated with the heavy lifting product offering, and to a lesser extent the realization of benefits from restructuring activities. The three months ended February 28, 2019 included impairment & divestiture charges of $7 million, related primarily to impairment charges for the anticipated sale of the Cortland U.S. business and divestiture charges related to the sale of the Precision Hayes and Cortland Fibron businesses (as described in Note 5, "Divestiture Activities"), while the three months ended February 28, 2018 included restructuring charges of $4 million and impairment charges of $3 million mainly related to the Viking divestiture. As a result, operating profit margins increased to 6% for the three months ended February 28, 2019 from 4% for the three months ended February 28, 2018.
Year-to-date consolidated sales remained flat at $564 million compared to the prior year. Changes in foreign currency exchange rates unfavorably impacted sales by 3% and the net impact from acquisitions and divestitures reduced sales by 1%, for the six months ended February 28, 2019. As a result, core sales increased 4% year-to-date compared to prior year. The minimal changes in consolidated net sales for the six months was the result of the recent divestitures of our Precision Hayes and Cortland Fibron businesses and slower demand in the EC&S segment, specifically the On-Highway product line, offset by the increased sales in the IT&S segment. Gross profit margins increased slightly to 36% for the six months ended February 28, 2019 compared to 34% in the prior year period due to favorable sales mix, price realization net of tariff and commodity cost increases, the non-recurrence of cost overruns associated with the heavy lifting product offering, and to a lesser extent the realization of benefits from restructuring activities. The six months ended February 28, 2019 included impairment & divestiture charges of $43 million, largely related to impairment charges on the sale of our Precision Hayes and Cortland Fibron businesses and the anticipated sale of the Cortland U.S. business (as described in Note 5, "Divestiture Activities"), and minimal restructuring charges, while the six months ended February 28, 2018 included both restructuring charges of $11 million related to executive leadership charges and $3 million of impairment charges for the Viking divestiture. As a result, operating profit margins decreased to 1% for the six months ended February 28, 2019 from 4% for the six months ended February 28, 2018.

Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, highly engineered heavy lifting technology solutions, connectors for oil & gas, as well as hydraulic torque wrenches (Product product line). On the services side, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for some of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net sales	$150	$137	$298	$279
Operating profit	27	19	53	40
Operating profit %	17.8%	13.8%	17.7%	14.3%
The IT&S segment second quarter sales were $150 million, an increase of $13 million (9%) from the prior year, while year-to-date sales were $298 million, an increase of $19 million (7%) from the prior year. Changes in foreign currency exchange rates unfavorably impacted sales comparison by 3% for both the three and six month periods, while the Mirage and Equalizer acquisitions increased net sales by 2% for the six months ended February 28, 2019. As a result, IT&S segment core sales increased $16 million (12%) and $21 million (8%) compared to the prior year for the three and six months ended February 28, 2019, respectively. The core sales increase of $13 million (43%) and $19 million (28%) compared to the prior year for the three and six months ended February 28, 2019, respectively, in the Service & Rental product line was the result of continued strength of our end markets and investments in commercial effectiveness, largely in the Americas and Middle East regions. Core sales within the Product product line increased $3 million (3%) and $2 million (1%) compared to the prior year for the three and six months ended February 28, 2019, respectively. The increase in sales was largely in the Americas region, offset partially by lower sales in Europe resulting from our decision to focus on standard product (versus large one off projects) in regard to our heavy lifting product offering.
The increases in operating profit for the three and six months ended February 28, 2019 were the result of incremental gross profit on higher sales volumes, the elimination of prior year discrete charges associated with heavy lifting projects, pricing benefits net of increased tariff and commodity costs and $3 million lower restructuring charges compared to the prior year.
Engineered Components & Systems Segment
The EC&S segment is a leading global designer, manufacturer and assembler of system critical position and motion control systems, high performance ropes, cables and umbilicals and other customized industrial components, to various vehicle, construction, agricultural, energy, medical and other niche markets. The segment focuses on providing technical and highly engineered products, including actuation systems, mechanical power transmission products, engine air flow management systems, human to machine interface solutions, other rugged electronic instrumentation, concrete tensioning (divested December 31, 2018) and rope and cable. Products in the EC&S segment are primarily marketed directly to OEMs and other diverse customers through our technical sales organization. The following table sets forth comparative results of operations for the EC&S segment (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net sales	$122	$138	$266	$285
Operating loss	(1)	(4)	(30)	—
Operating loss %	(1.2)%	(3.2)%	(11.2)%	(0.1)%

The EC&S segment second quarter net sales decreased $16 million (11%), to $122 million, versus the prior year, and year-to-date sales decreased $19 million (7%), to $266 million, compared to the prior year. Changes in foreign currency rates unfavorably impacted sales by 2% and 3% for the three and six months ended February 28, 2019, respectively. The divestitures of Precision Hayes and Cortland Fibron in fiscal 2019 and the divestiture of Viking in fiscal 2018 decreased sales by 9% and 4% for the three and six months ended February 28, 2019 and 2018, respectively. Excluding changes in foreign currency rates and divestiture activity, EC&S segment core sales were flat for the three month period compared to the prior year and increased 1% for the six months ended February 28, 2019 compared to the prior year. Core sales growth of 6% and 7% for the three and six months ended February 28, 2019, respectively, in the Off-Highway product line was driven by healthy demand, ramp up of new platform wins and price increases initiated in the second half of fiscal 2018. The On-Highway product line core sales decreased 2% and 3% for the three and six months ended February 28, 2019, respectively, due to slower demand in the on-road European truck market offset by China truck market demand stabilization. The core sales decrease of 11% and 10% in the Rope & Cable Solutions product line for the three and six months ended February 28, 2019, respectively, was primarily the result of the divestiture of Cortland Fibron. The divestiture of Precision Hayes in the second quarter of fiscal 2019 represents our exit of the Concrete Tensioning product line.
Operating losses of $1 million and $30 million for the three and six months ended February 28, 2019, respectively, included impairment & divestiture charges of $7 million and $43 million for the three and six months ended February 2019, respectively, related to the sale of our Precision Hayes and Cortland Fibron businesses, as well as the anticipated divestitures of our Cortland U.S. and remaining EC&S businesses. Excluding the impairment & divestiture charges, the EC&S segment operating profit margin was 4.5% and 5.3% for the three and six months ended February 28, 2019, respectively. Operating losses of $4 million and $0.4 million for the three and six months ended February 28, 2018 included $3 million of impairment & divestiture charges related to the sale of Viking. Excluding these impairment & divestiture charges, the EC&S segment operating profit margin was 0.9% and 2.2% for the three and six months ended February 28, 2018, respectively. The year-over-year improvement in operating margins was due to the benefit of price realization, savings from prior period restructuring initiatives and operating efficiencies. Restructuring charges were $0.4 million and $3.7 million for the six months ended February 28, 2019 and 2018, respectively.
Corporate
Corporate expenses increased by $4 million and $1 million for the three and six months ended February 28, 2019, respectively. The quarter-to-date increase related to increased medical, stock compensation and consulting expenses. The year-to-date increase is the result of the previously mentioned expenses offset by restructuring charges of $4 million for executive leadership changes in fiscal 2018.
Financing Costs, net
Net financing costs were $7.2 million and $7.6 million for the three months ended February 28, 2019 and 2018, respectively. For the six months ended February 28, 2019 and 2018, net financing costs were $14 million and $15 million, respectively.
Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax benefit and effective income tax rates are as follows (in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Earnings (loss) before income taxes	$9	$2	$(9)	$8
Income tax expense	6	20	6	21
Effective income tax rate	67.8%	1,226.1%	(63.7)%	253.8%
The comparability of earnings (loss) before income taxes, income tax expense and the related effective income tax rates are impacted by the Act, as described above, along with impairment & divestiture charges. Results included $6.9 million and $43.3 million ($6.7 million and $40.5 million after tax, respectively) of impairment & divestiture charges for the three and six months ended February 28, 2019 and $3.0 million ($12.4 million after tax) impairment & divestiture charges for the three and six months ended February 28, 2018. Excluding the impairment & divestiture charges, the effective tax rate for the three and six months ended February 28, 2019 was 38.8% and 24.8%, respectively, as compared to 226.8% and 105.3% for the three and six months ended February 28, 2018. The income tax benefit without impairment & divestiture charges for the six months ended February 28, 2019 is significantly impacted by a $2.6 million benefit related to the Act, as compared to the six months ended February 28, 2018 which includes $1.5 million of tax expense related to the shortfall of tax benefits on deductible equity compensation and the expiration of unexercised stock options and $7.9 million of tax expense related to the Act. Additionally, both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates different than the U.S.

federal income tax rate. The Company's earnings (loss) before income taxes include approximately 70% and 75% of earnings from foreign jurisdictions for the estimated full-year fiscal 2019 and 2018, respectively. This foreign income tax rate differential had a minimal impact to the effective income tax rate as a result of the new U.S. statutory rate of 21% for the six months ended February 28, 2019; however, for the six months ended February 28, 2018, the foreign income tax rate differential had the effect of reducing the effective income tax rate from the 25.7% U.S. statutory tax rate by 5.2%.

Cash Flows and Liquidity
At February 28, 2019, we had $170 million of cash and cash equivalents. Cash and cash equivalents included $159 million of cash held by our foreign subsidiaries and $11 million held domestically. We periodically utilize income tax safe-harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. There were no temporary intercompany advances outstanding at February 28, 2019 or August 31, 2018. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Six Months Ended February 28,
	2019	2018
Net cash used in operating activities	$(51)	$(22)
Net cash provided by (used in) investing activities	20	(48)
Net cash used in financing activities	(50)	(8)
Effect of exchange rates on cash	1	2
Net decrease in cash and cash equivalents	$(80)	$(76)
Cash flows used in operating activities were $51 million for the six months ended February 28, 2019. Net cash used in operating activities increased $29 million as compared to the prior year primarily due to increases in primary working capital and increased year-over-year annual incentive pay-out. Net cash provided (used in) investing activities increased $68 million as a result of divestitures offset by higher capital expenditures in fiscal 2019 compared to cash used for acquisitions and lease buyouts related to the Viking divestiture partially offset by cash provided by divestitures in fiscal 2018.
Net cash used in financing activities was $50 million for the six months ended Feb 28, 2019 compared to $8 million for the six months ended Feb 28, 2018. The increase in cash used in financing activities was primarily due to incremental principal repayments on the term loan of $33 million and approximately $9 million lower year-over-year cash received as a result of stock option exercises. Existing cash balances funded the $16 million of capital expenditures, $48 million of principal loan repayments and $2 million annual cash dividend.
Our Senior Credit Facility, which matures on May 8, 2020, includes a $300 million revolver, a $300 million term loan and a $450 million expansion option. Quarterly principal payments of $4 million on the term loan commenced on June 30, 2016, increased to $8 million per quarter on June 30, 2017 and extend through March 31, 2020, with the remaining principal due at maturity. Unused revolver capacity and amount available for borrowing was $299 million at February 28, 2019.
During the three months ended February 28, 2019, the Company repaid a total of $40 million of the term loan, reducing the remaining principal due to $200 million.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	February 28, 2019	PWC%	August 31, 2018	PWC%
Accounts receivable, net	$210	19%	$188	16%
Inventory, net	162	15%	156	13%
Accounts payable	(122)	(11)%	(131)	(11)%
Net primary working capital	$250	23%	$213	18%

Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations. As of February 28, 2019, the present value of future minimum lease payments, using a weighted average discount rate of 3.01%, on previously divested or spun-off businesses was $10 million.
We had outstanding letters of credit totaling $17 million and $24 million at February 28, 2019 and August 31, 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
We are also subject to certain contingencies with respect to legal proceedings and regulatory matters which are described in Note 14, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements. In the opinion of management, there will be no material adverse effect on the Company's results of operations, financial position or cash flows.
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
Fiscal 2019 Impairment Charge:
During the second quarter of fiscal 2019, we determined the Cortland U.S. business continued to meet the criteria for assets held for sale treatment at February 28, 2019 and required additional impairment to recognize the business at its current estimated fair value less cost to sell. Also, in conjunction with the January 24, 2019 announcement of the potential divestiture of the remaining EC&S segment, interim “triggering events” occurred which required review of recoverability of goodwill and long-lived assets for the EC&S segment. See Note 5, “Divestiture Activities” in the notes to the condensed consolidated financial statements for further discussion.
During the first quarter of fiscal 2019, interim “triggering events” required review of recoverability of goodwill and long-lived assets for two reporting units (Precision Hayes and Cortland) in conjunction with the Precision Hayes and Cortland businesses meeting the assets held for sale treatment. See Note 5, “Divestiture Activities” in the notes to the condensed consolidated financial statements for further discussion.

EC&S Segment: Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to the recent announcement of the Company’s intent to divest the EC&S segment, resulted in a fair value estimate of the EC&S segment above its carrying value during the second quarter of fiscal 2019. As a result, impairment charges related to EC&S goodwill were not determined necessary given our assessment indicated recoverability of the EC&S business supporting no indications of goodwill impairment.
Cortland Reporting Unit: A change in the estimate for Cortland Fibron then anticipated proceeds combined with the Cortland U.S. held for sale treatment resulted in a combined $15 million impairment charge representing the excess net book value of assets held for sale over anticipated proceeds as a result of fiscal 2019 first and second quarter divestiture activities. The year-to-date impairment charge included $14 million related to goodwill. Subsequent to these impairment charges, there is $17 million remaining goodwill related to the Cortland reporting unit, which is recorded within the "Assets held for sale" line on the condensed consolidated balance sheets.
Precision Hayes Reporting Unit: The Precision Hayes reporting unit recognized impairment charges in conjunction with Precision Hayes’s held for sale classification, resulting in a $9 million impairment charge representing the excess net book value of assets held for sale over then anticipated proceeds. There was no impairment charges related to goodwill.
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
Fiscal 2019 Impairment Charge: During the second quarter of fiscal 2019, the undiscounted operating cash flows of the remaining EC&S asset group exceeded its carrying value suggesting there to be no indication of impairment of long-lived assets within the remaining EC&S segment.
During the first quarter of fiscal 2019, related to the held for sale treatment of our Precision Hayes business, we recognized a $9 million long-lived asset impairment consisting of $8 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively, representing the excess net book value of assets held for sale over anticipated proceeds.
In relation to the held for sale treatment of our Cortland businesses, we recognized $13 million of non-cash impairment charges, which related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition at February 28, 2019.
Fiscal 2018 Impairment Charge: During the fourth quarter of fiscal 2018, the undiscounted operating cash flows of the Precision Hayes business did not exceed its carrying value resulting in a long-lived asset impairment charge of $6 million, consisting of $5 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively. Also in the fourth quarter of fiscal 2018 and related to the held for sale treatment of our Cortland Fibron business, we recognized a $46 million long-lived asset impairment, representing the excess of net book value of assets held for sale over anticipated proceeds, which consisted of $35 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition.

To the extent actual proceeds on the divestiture are less than current projections, or there are changes in the composition of the asset disposal group, further write-downs of the carrying value of the Precision Hayes and Cortland reporting units may be required.
The Company intends to comment on, or provide updates regarding, potential EC&S divestiture matters (including the status of the divestiture or size of impairment) only when it determines that further disclosure is appropriate or required. Future performance of impairment analyses of the EC&S goodwill and long-lived assets could result in the Company recording non-cash impairment charges in future periods, reflecting a write down of the EC&S net assets to their net realizable value. No assurance can be given that any transaction will result from the EC&S sale process or as to its timing.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.3 million and $0.5 million increase in financing costs for the three and six months ended February 28, 2019, respectively.

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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $12 million and operating profit would have been lower by $1 million, respectively, for the three months ended February 28, 2019. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $53 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2019, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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

Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of February 28, 2019, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and six months ended February 28, 2019.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 39, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: April 5, 2019	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
Corporate Controller and Principal Accounting Officer

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2019
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

101
The following materials from the Actuant Corporation Form 10-Q for the three and six months ended February 28, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
X