Form 10-Q
period 2019-05-31
ACTUANT CORP
filed 2019-07-01
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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
(262) 293-1500
(Registrant’s telephone number, including area code)
  ————————————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.20 par value per share	ATU	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 24, 2019 was 61,457,831.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	deterioration of, or instability in, the domestic and international economy;

•	challenging conditions in our various end markets, such as the industrial, oil & gas, energy and on and off highway markets;

•	integrating our historic three segment structure into two new operating segments;

•	competition in the markets we serve;

•	failure to develop new products and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and increases in the costs of commodities and raw materials;

•	uncertainty over global tariffs, or the financial impact of tariffs;

•	our international operations present special risks, including currency exchange rate fluctuations and export and import restrictions;

•	regulatory and legal developments, including changes to United States taxation rules;

•	our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;

•	the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;

•	uncertainty with respect to the consummation of announced divestiture plans, including the terms and timing of any such transactions;

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net sales	$295,266	$317,096	$859,704	$881,216
Cost of products sold	183,365	200,587	545,309	574,100
Gross profit	111,901	116,509	314,395	307,116
Selling, administrative and engineering expenses	69,612	77,463	213,548	220,228
Amortization of intangible assets	4,411	5,184	12,131	15,483
Restructuring charges	1,115	1,170	1,578	11,249
Impairment & divestiture charges (benefit)	(10,597)	—	32,741	2,987
Operating profit	47,360	32,692	54,397	57,169
Financing costs, net	7,255	7,756	21,703	22,874
Other expense (income), net	378	(81)	1,946	830
Earnings before income tax expense (benefit)	39,727	25,017	30,748	33,465
Income tax expense (benefit)	7,309	(3,995)	13,029	17,448
Net earnings	$32,418	$29,012	$17,719	$16,017

Earnings per share
Basic	$0.53	$0.48	$0.29	$0.27
Diluted	$0.52	$0.48	$0.29	$0.26

Weighted average common shares outstanding
Basic	61,422	60,683	61,232	60,291
Diluted	61,840	61,064	61,701	60,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net earnings	$32,418	$29,012	$17,719	$16,017
Other comprehensive income, net of tax
Foreign currency translation adjustments	(14,000)	(21,295)	(14,744)	(5,160)
Foreign currency translation due to divested business	—	—	34,910	67,645
Pension and other postretirement benefit plans	200	342	527	596
Total other comprehensive (loss) income, net of tax	(13,800)	(20,953)	20,693	63,081
Comprehensive income	$18,618	$8,059	$38,412	$79,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2019	August 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$201,334	$250,490
Accounts receivable, net	202,808	187,749
Inventories, net	167,592	156,356
Assets held for sale	—	23,573
Other current assets	44,475	42,732
Total current assets	616,209	660,900
Property, plant and equipment, net	89,973	90,220
Goodwill	491,499	512,412
Other intangibles, net	158,182	181,037
Other long-term assets	37,293	36,769
Total assets	$1,393,156	$1,481,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$126,145	$130,838
Accrued compensation and benefits	39,929	54,508
Current maturities of debt	6,250	30,000
Income taxes payable	8,762	4,091
Liabilities held for sale	—	44,225
Other current liabilities	52,477	67,299
Total current liabilities	233,563	330,961
Long-term debt, net	468,984	502,695
Deferred income taxes	21,101	21,933
Pension and postretirement benefit liabilities	14,275	14,869
Other long-term liabilities	47,809	52,168
Total liabilities	785,732	922,626
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,879,004 and 81,423,584 shares, respectively	16,374	16,285
Additional paid-in capital	177,584	167,448
Treasury stock, at cost, 20,439,434 shares	(617,731)	(617,731)
Retained earnings	1,184,749	1,166,955
Accumulated other comprehensive loss	(153,552)	(174,245)
Stock held in trust	(3,075)	(2,450)
Deferred compensation liability	3,075	2,450
Total shareholders’ equity	607,424	558,712
Total liabilities and shareholders’ equity	$1,393,156	$1,481,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2019	2018
Operating Activities
Net earnings	$17,719	$16,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment & divestiture charges, net of tax effect	29,362	12,385
Depreciation and amortization	25,604	30,800
Stock-based compensation expense	10,253	11,951
Benefit for deferred income taxes	(2,129)	(10,579)
Amortization of debt issuance costs	884	1,239
Other non-cash adjustments	262	347
Changes in components of working capital and other, excluding acquisitions and divestitures
Accounts receivable	(25,043)	(21,456)
Inventories	(22,662)	(22,590)
Trade accounts payable	(1,367)	5,162
Prepaid expenses and other assets	(4,029)	(13,692)
Income tax accounts	4,412	25,989
Accrued compensation and benefits	(13,817)	(2,181)
Other accrued liabilities	(18,258)	2,197
Cash provided by operating activities	1,191	35,589
Investing Activities
Capital expenditures	(23,719)	(18,716)
Proceeds from sale of property, plant and equipment	1,349	148
Rental asset buyout for Viking divestiture	—	(27,718)
Proceeds from sale of business, net of transaction costs	36,159	8,780
Cash paid for business acquisitions, net of cash acquired	—	(22,326)
Cash provided by (used in) investing activities	13,789	(59,832)
Financing Activities
Principal repayments on term loan	(57,500)	(22,500)
Payment for redemption of term loan	(200,000)	—
Proceeds from issuance of term loan	200,000	—
Payment of debt issuance costs	(2,125)	—
Stock option exercises and other	1,352	10,435
Taxes paid related to the net share settlement of equity awards	(1,811)	(1,279)
Cash dividend	(2,439)	(2,390)
Cash used in financing activities	(62,523)	(15,734)
Effect of exchange rate changes on cash	(1,613)	(104)
Net decrease in cash and cash equivalents	(49,156)	(40,081)
Cash and cash equivalents - beginning of period	250,490	229,571
Cash and cash equivalents - end of period	$201,334	$189,490
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2019.
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
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01 and ASU 2019-01), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 beginning September 1, 2019 for the Company), including interim periods within those fiscal years. Upon adoption, certain qualitative and quantitative disclosures are required along with modified retrospective recognition and measurement of impacted leases. The Company anticipates material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities, due to our routine use of operating leases. Currently, the Company's implementation team is analyzing and uploading lease data into the selected third party lease software solution and performing configuration testing within the test environment. The software will be a central repository for active leases and provide the necessary information in order to comply with the standard. The team is also re-assessing and amending current processes and controls in order to comply with the standard, and finalizing our selection of practical expedients associated with the standard. In line with its implementation plan, the Company expects all configuration and testing of the lease software and the majority of the lease data entry to be finalized shortly allowing for a "go-live" of the software in July 2019.

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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2019	August 31, 2018
Foreign currency translation adjustments	$138,331	$158,497
Pension and other postretirement benefit plans, net of tax	15,221	15,748
Accumulated other comprehensive loss	$153,552	$174,245
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	May 31, 2019	August 31, 2018
Land, buildings and improvements	$42,772	$47,468
Machinery and equipment	235,993	229,445
Gross property, plant and equipment	278,765	276,913
Less: Accumulated depreciation	(188,792)	(186,693)
Property, plant and equipment, net	$89,973	$90,220
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
Shipping and Handling Costs: The Company records costs associated with shipping its products after control over a product has transferred to a customer and are accounted for as fulfillment costs. These costs are reported in the Condensed Consolidated Statements of Earnings in "Cost of products sold."
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, components and systems are recorded when control is transferred to the customer (i.e. performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. Due to the highly customized nature and limited alternative use of certain products, for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.

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
The following table presents information regarding our revenue disaggregation by reportable segment and product line (in thousands):

	Three Months Ended May 31,	Nine Months Ended May 31,
Net Sales by Reportable Product Line & Segment:	2019	2019
Industrial Tools & Services
Product	$115,067	$323,420
Service & Rental	51,665	141,488
	166,732	464,908

Engineered Components & Systems (1)
On-Highway	$59,378	$174,982
Agriculture, Off-Highway and Other	57,793	164,125
Rope & Cable Solutions	11,363	38,915
Concrete Tensioning	—	16,774
	128,534	394,796
Total	$295,266	$859,704
(1) The majority of the EC&S segment revenues are product sales, with an immaterial number of service sales.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended May 31,	Nine Months Ended May 31,
	2019	2019
Revenues recognized at point in time	$234,346	$696,347
Revenues recognized over time	60,920	163,357
Total	$295,266	$859,704
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	May 31, 2019	August 31, 2018
Receivables, which are included in accounts receivable, net	$202,808	$187,749
Contract assets, which are included in other current assets	6,134	6,367
Contract liabilities, which are included in other current liabilities	8,227	16,484
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established.

Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of May 31, 2019, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that $8.1 million will be recognized from satisfying those performance obligations within the next twelve months with an immaterial amount recognized in periods thereafter.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead; satellite office closures; the continued movement of production and product sourcing to low cost alternatives; and the centralization and standardization of certain administrative functions. Liabilities for severance will generally be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms. During the three months ended May 31, 2019, the Company announced a new restructuring plan focused on the integration of the Enerpac and Hydratight businesses (IT&S segment) as well as driving efficiencies within the overall corporate structure. Total restructuring charges associated with this new restructuring plan were $1.1 million in the three months ended May 31, 2019, with no additional charges associated with the previously announced restructuring initiatives. Total restructuring charges associated with previously announced restructuring initiatives were $1.2 million in the three months ended May 31, 2018. Restructuring charges totaled $1.6 million and $12.1 million for the nine months ended May 31, 2019 and 2018, respectively, with approximately $0.9 million of the restructuring charges recognized in the nine months ended May 31, 2018 being reported in the Condensed Consolidated Statements of Earnings in "Cost of products sold," with the balance of the charges reported in "Restructuring charges."
The following rollforwards summarize restructuring reserve activity by segment (in thousands):

	Nine Months Ended May 31, 2019
	Industrial Tools & Services	Engineered Components & Systems	Corporate	Total
Balance as of August 31, 2018	$1,687	$1,592	$415	$3,694
Restructuring charges	1,136	442	—	1,578
Cash payments	(1,379)	(1,140)	(46)	(2,565)
Other non-cash uses/reclasses of reserve	(7)	368	(369)	(8)
Impact of changes in foreign currency rates	(28)	(58)	—	(86)
Balance as of May 31, 2019	$1,409	$1,204	$—	$2,613

	Nine Months Ended May 31, 2018
	Industrial Tools & Services	Engineered Components & Systems	Corporate		Total
Balance as of August 31, 2017	$1,499	$4,108	$30		$5,637
Restructuring charges	3,480	3,783	4,836		12,099
Cash payments	(2,578)	(3,799)	(2,160)		(8,537)
Other non-cash uses of reserve	(616)	(1,382)	(2,093)	(1)	(4,091)
Impact of changes in foreign currency rates	(79)	(95)	—		(174)
Balance as of May 31, 2018	$1,706	$2,615	$613		$4,934
(1) Majority of non-cash uses of reserve represents accelerated equity vesting in connection with employee severance agreements.

In June 2019, the Company announced a new restructuring plan focused on reducing costs and driving efficiencies within the EC&S segment. We expect to incur $2.0 million of costs in the fourth quarter associated with these actions and achieve approximately $3.0 million of annual savings.

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
The Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") on December 1, 2017 for a purchase price of $17.4 million, net of cash acquired. This IT&S segment tuck-in acquisition is a provider of industrial and energy maintenance tools. The final purchase price allocation resulted in $10.3 million of goodwill (which is not deductible for tax purposes) and $4.1 million of intangible assets. The intangible assets were comprised of $2.3 million of indefinite lived tradenames and $1.8 million of amortizable customer relationships.
The Company acquired the stock of Equalizer International, Limited ("Equalizer") on May 11, 2018 for a purchase price of $5.8 million, net of cash acquired. This IT&S segment tuck-in acquisition is a provider of industrial and energy maintenance tools, expanding our pipe and flange alignment offerings. The final purchase price allocation resulted in $2.4 million of goodwill (a portion of which is not deductible for tax purposes) and $2.1 million of intangible assets. The intangible assets were comprised of $0.8 million of indefinite lived tradenames and $1.3 million of amortizable customer relationships and patents.
The Company incurred acquisition transaction costs of $0.3 million and $0.7 million in the three and nine months ended May 31, 2018, respectively, (included in "Selling, administrative and engineering expenses" in the Condensed Consolidated Statements of Earnings) related to these acquisitions.
The acquired businesses generated combined net sales of $3.4 million and $10.3 million for the three and nine months ended May 31, 2019, respectively. Combined net sales for the three and nine months ended May 31, 2018 were $3.1 million and $5.1 million, respectively. Because the net sales and earnings impact of both acquired businesses are not material to the three and nine months ended May 31, 2019 and 2018, the Company has not included the pro forma operating result disclosures otherwise required for acquisitions.

Note 5. Divestiture Activities
During the fourth quarter of fiscal 2018, the Cortland Fibron business (EC&S segment) met the criteria for assets held for sale treatment. The Company completed the sale of the Cortland Fibron business on December 19, 2018 for $12.5 million in cash.
The following is a summary of the assets and liabilities held for sale for the Cortland Fibron business (in thousands):

August 31, 2018
Accounts receivable, net	$2,924
Inventories, net	2,597
Other current assets	3,267
Property, plant & equipment, net	2,186
Goodwill and other intangible assets, net	12,464
Other long-term assets	135
Assets held for sale	$23,573

Trade accounts payable	$3,915
Accrued compensation and benefits	1,414
Reserve for cumulative translation adjustment	35,346
Other current liabilities	1,269
Deferred income taxes	2,281
Other long-term liabilities	—
Liabilities held for sale	$44,225
During the first quarter of fiscal 2019, the Company determined that the Precision Hayes business (EC&S segment) was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company completed the sale of the Precision Hayes business on December 31, 2018 for $23.6 million cash net of final transaction costs, working capital adjustments, accelerated vesting of equity compensation, retention bonuses and other adjustments which were recognized in the second quarter of fiscal 2019.
The historical results of the Precision Hayes and Cortland Fibron businesses are not material to the condensed consolidated financial results of the Company and are included in continuing operations. The Precision Hayes and Cortland Fibron businesses had combined net sales of $21.7 million in the three months ended May 31, 2018 and $24.2 million and $55.1 million in the nine months ended May 31, 2019 and 2018, respectively. We could incur immaterial additional divestiture charges relative to the final settlement of net asset disposal groups for the Precision Hayes divestiture.
In addition to the above, in the first quarter of fiscal 2019 we identified the Cortland U.S business (EC&S segment as a non-core asset and concluded it met the criteria to be recorded as held for sale. We engaged a third party mergers and acquisitions adviser to assist with valuation and marketing efforts in order to identify potential buyers of the Cortland U.S. business. However, after a robust marketing campaign to divest the business, the Company has decided to retain the business and continue to execute its strategy to provide industrial rope to a wider variety of customers through the Company's other channels and to invest and grow in Cortland's medical component business, thereby maximizing shareholder value. Therefore, as of May 31, 2019, we no longer consider the Cortland U.S. business to meet the criteria to be classified as held for sale. All depreciation and amortization that was not recorded while the business was classified as held for sale was subsequently recorded in the three months ended May 31, 2019, and the assets and liabilities have now been restored to their original condensed consolidated balance sheet classifications at their historical net book values as of May 31, 2019. As a result of the restoration of assets and liabilities to their net book value, we recorded a benefit of $13.0 million in the three months ended May 31, 2019 related to the restoration of the cumulative effect of foreign currency rate changes since acquisition that had been recorded as impairment & divestiture charges in previous periods in fiscal 2019.
On January 24, 2019, the Company announced its intention to focus solely on its IT&S segment, and as a result, initiated a process to potentially divest the remaining EC&S segment (exclusive of the Cortland U.S. businesses). The divestiture process continues, but the Company concluded that the remaining EC&S segment did not meet the criteria to be classified as held for sale as of May 31, 2019. The Company performed various impairment assessments as of May 31, 2019 contemplating the current status to divest the remaining EC&S segment and also considering results of operations and estimated future cash flows of the business as held for future use. Based on those assessments, no impairment charges were recorded in the three months ended May 31, 2019. Material non-cash impairment charges reflecting a write down of the remaining EC&S segment net assets to their net realizable value could be recorded in future periods. The Company intends to comment on, or provide updates regarding, these matters (including the status of the divestiture or size of impairment) only when it determines that further disclosure is appropriate or required.
In the three months ended May 31, 2019, the Company recognized an impairment & divestiture benefit of $10.6 million, comprised of: (i) a $13.0 million benefit related to the Cortland U.S. business representing the restoration of the cumulative effect of foreign currency rate changes since acquisition that had been recorded as impairment & divestiture charges in previous periods in fiscal 2019 and (ii) $2.4 million of other divestiture charges (of which $0.8 million related to retention bonuses) related to the divestiture of the remaining EC&S segment. These charges generated an income tax benefit of $0.6 million in the three months ended May 31, 2019. For the nine months ended May 31, 2019, the Company has recognized $32.7 million of impairment & divestiture charges, comprised of: (i) a $24.6 million charge representing the excess of the net book value of assets held for sale to the proceeds; (ii) a non-cash impairment charge of $0.6 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition and (iii) $7.5 million of other divestiture charges. These charges generated an income tax benefit of $3.4 million for the nine months ended May 31, 2019.
On December 1, 2017, the Company completed the sale of the Viking business for net cash proceeds of $8.8 million, which resulted in an after-tax impairment & divestiture charge of $12.4 million in the second quarter of fiscal 2018, comprised of real estate lease exit charges of $3.0 million related to retained facilities that became vacant as a result of the Viking divestiture and approximately $9.4 million of associated discrete income tax expense. The historical results of the Viking business (which had net sales of $2.7 million in the nine months ended May 31, 2018) are not material to the condensed consolidated financial results and are included in continuing operations.
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
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets can result from changes in foreign currency exchange rates, business acquisitions, divestitures or impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2019 are as follows (in thousands):

	Industrial Tools & Services	Engineered Components & Systems	Total
Balance as of August 31, 2018	$248,705	$263,707	$512,412
Purchase accounting adjustments	253	—	253
Impairment charges	—	(13,678)	(13,678)
Impact of changes in foreign currency rates	(3,239)	(4,249)	(7,488)
Balance as of May 31, 2019	$245,719	$245,780	$491,499
The gross carrying value and accumulated amortization of the Company’s other intangible assets are as follows (in thousands):

		May 31, 2019			August 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	15	$217,539	$149,742	$67,797	$230,601	$147,451	$83,150
Patents	11	25,097	23,371	1,726	30,355	25,327	5,028
Trademarks and tradenames	14	7,254	5,284	1,970	20,823	15,347	5,476
Other intangibles	3	5,571	5,571	—	5,946	5,816	130
Indefinite lived intangible assets:
Tradenames	N/A	86,689	—	86,689	87,253	—	87,253
		$342,150	$183,968	$158,182	$374,978	$193,941	$181,037
The Company estimates that amortization expense will be $3.8 million for the remaining three months of fiscal 2019. Amortization expense for future years is estimated to be: $14.9 million in fiscal 2020, $14.1 million in fiscal 2021, $12.5 million in fiscal 2022, $9.6 million in fiscal 2023, $6.9 million in fiscal 2024 and $9.6 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charges

During the nine month period ended May 31, 2019, within the EC&S segment, the Company recognized impairment charges related to the Precision Hayes and Cortland U.S. businesses in conjunction with meeting the criteria for assets classified as held for sale which resulted in a change in our current estimated fair value. Also, the Company recognized an additional impairment charge related to the Cortland Fibron business based on a change in the anticipated sales proceeds. Accordingly, we recognized $24.6 million of impairment charges for the nine months ended May 31, 2019. The Company did not record any impairment charges associated with goodwill, intangible assets, and long-lived assets during the three month period ended May 31, 2019. See Note 5, “Divestiture Activities,” for further discussion of impairment & divestiture charges.
A summary of impairment charges by reporting unit for the nine months ended May 31, 2019 is as follows (in thousands):

	Cortland (1)	Precision Hayes	Total
Goodwill	$13,709	$—	$13,709
Amortizable intangible assets	—	8,264	8,264
Assets held for sale	1,477	—	1,477
Fixed assets	—	1,230	1,230
Total	$15,185	$9,494	$24,679
(1) The Cortland reporting unit is representative of the Cortland U.S. and Cortland Fibron businesses. The goodwill impairment charge related to the Cortland U.S. business for the six months ended February 28, 2019 and the assets held for sale impairment charge related to Cortland Fibron for the three months ended November 30, 2019.
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the product warranty reserves for the nine months ended May 31, 2019 and 2018, respectively (in thousands):

	Nine Months Ended May 31,
	2019	2018
Beginning balance	$4,417	$6,616
Provision for warranties	3,427	4,213
Warranty payments and costs incurred	(3,630)	(5,604)
Warranty activity for divested businesses	(34)	—
Impact of changes in foreign currency rates	(54)	95
Ending balance	$4,126	$5,320

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2019	August 31, 2018
Previous Senior Credit Facility
Revolver	$—	$—
Term Loan	—	247,500
Total Previous Senior Credit Facility	—	247,500
New Senior Credit Facility
Revolver	—	—
Term Loan	190,000	—
Total New Senior Credit Facility	190,000	—
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	477,559	535,059
Less: Current maturities of long-term debt	(6,250)	(30,000)
Debt issuance costs	(2,325)	(2,364)
Total long-term debt, less current maturities	$468,984	$502,695
Senior Credit Facility
Prior to the refinancing of the Company's Senior Credit Facility on March 29, 2019, the Company’s previous Senior Credit Facility matured on May 8, 2020 and provided a $300 million revolver, a $300 million term loan and a $450 million expansion option, subject to certain conditions. Borrowings were subject to a pricing grid, which could result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from a spread of 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. In addition, a non-use fee was payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum.
On March 29, 2019, the Company refinanced its Senior Credit Facility resulting in a new $600 million Senior Credit Facility, comprised of a $400 million revolving line of credit and a $200 million term loan. The new facility, which matures in March 2024, includes a reduction in pricing, bears an initial interest rate of LIBOR + 1.62%, and expands the revolving credit facility from $300 million to $400 million. Quarterly term loan principal payments of $1.25 million begin on August 31, 2019, escalating to $5.0 million by May 31, 2022, with the remaining principal due at maturity. During the three months ended May 31, 2019 and in line with its capital allocation strategy, the Company electively prepaid $10 million against the remaining principal balance of the term loan.
The new credit facility contains financial covenants that are consistent with the prior facility, with enhancements that improve overall liquidity, and provides the option for future expansion through a $300 million accordion on the revolver. The two financial covenants included are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. For each covenant, certain transactions lead to adjustments to the underlying ratio, including a reduction of the minimum interest coverage ratio from 3.5 to 3.0 for any fiscal quarter ending within twelve months after the sale of the remaining EC&S business and an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition.
The Company was in compliance with all financial covenants at May 31, 2019. Borrowings under the credit agreement are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
As of May 31, 2019, the variable borrowing rate on the outstanding term loan balance was 4.07% and the unused credit line and amount available for borrowing under the revolver was $398.8 million.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remains outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices (currently ranging from 100.00% to 101.88%), plus accrued and unpaid interest. The Company was in compliance with all the terms of the Senior Notes at May 31, 2019.

Note 9. Fair Value Measurement
The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include unadjusted quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participation would use in pricing an asset or liability.
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2019 and August 31, 2018 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.1 million and $0.4 million at May 31, 2019 and August 31, 2018, respectively. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $290.1 million and $293.5 million at May 31, 2019 and August 31, 2018, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in other (income) expense in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (fair value hedges or non-designated hedges) was $21.5 million and $17.0 million at May 31, 2019 and August 31, 2018, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of $0.1 million and $0.4 million at May 31, 2019 and August 31, 2018, respectively. Net foreign currency gain (loss) related to these derivative instruments were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Foreign currency (loss) gain, net	$(90)	$524	$577	$664
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $617.7 million. As of May 31, 2019, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and nine months ended May 31, 2019.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Numerator:
Net earnings	$32,418	$29,012	$17,719	$16,017
Denominator:
Weighted average common shares outstanding - basic	61,422	60,683	61,232	60,291
Net effect of dilutive securities - stock based compensation plans	418	381	469	559
Weighted average common shares outstanding - diluted	61,840	61,064	61,701	60,850

Basic earnings per share	$0.53	$0.48	$0.29	$0.27
Diluted earnings per share	$0.52	$0.48	$0.29	$0.26

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	987	1,788	1,164	2,338

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended May 31, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at February 28, 2019	81,832	$16,364	$174,418	$(617,731)	$1,152,331	$(139,752)	$(2,989)	$2,989	$585,630
Net earnings	—	—	—	—	32,418	—	—	—	32,418
Other comprehensive loss, net of tax	—	—	—	—	—	(13,800)	—	—	(13,800)
Stock contribution to employee benefit plans and other	5	1	114	—	—	—	—	—	115
Restricted stock awards	28	6	(6)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	3,091	—	—	—	—	—	3,091
Stock option exercises	10	2	204	—	—	—	—	—	206
Tax effect of stock option exercises and restricted stock vesting	—	—	(322)	—	—	—	—	—	(322)
Stock issued to, acquired for and distributed from rabbi trust	5	1	85	—	—	—	(86)	86	86
Balance at May 31, 2019	81,880	$16,374	$177,584	$(617,731)	$1,184,749	$(153,552)	$(3,075)	$3,075	$607,424

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended May 31, 2018 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at February 28, 2018	81,088	$16,218	$155,974	$(617,731)	$1,178,047	$(143,227)	$(2,848)	$2,848	$589,281
Net earnings	—	—	—	—	29,012	—	—	—	29,012
Other comprehensive loss, net of tax	—	—	—	—	—	(20,953)	254	(254)	(20,953)
Stock contribution to employee benefit plans and other	5	1	129	—	—	—	—	—	130
Restricted stock awards	43	8	(8)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	3,659	—	—	—	—	—	3,659
Stock option exercises	—	—	—	—	—	—	—	—	—
Tax effect of stock option exercises and restricted stock vesting	—	—	(171)	—	—	—	—	—	(171)
Stock issued to, acquired for and distributed from rabbi trust	—	—	70	—	—	—	—	—	70
Balance at May 31, 2018	81,136	$16,227	$159,653	$(617,731)	$1,207,059	$(164,180)	$(2,594)	$2,594	$601,028

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2018	81,424	$16,285	$167,448	$(617,731)	$1,166,955	$(174,245)	$(2,450)	$2,450	$558,712
Net earnings	—	—	—	—	17,719	—	—	—	17,719
Other comprehensive income, net of tax	—	—	—	—	—	20,693	—	—	20,693
Stock contribution to employee benefit plans and other	15	3	356	—	—	—	—	—	359
Restricted stock awards	366	71	(71)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	10,253	—	—	—	—	—	10,253
Stock option exercises	45	9	984	—	—	—	—	—	993
Tax effect related to net share settlement of equity awards	—	—	(1,811)	—	—	—	—	—	(1,811)
Stock issued to, acquired for and distributed from rabbi trust	30	6	425	—	—	—	(625)	625	431
Adoption of accounting standard	—	—	—	—	75	—	—	—	75
Balance at May 31, 2019	81,880	$16,374	$177,584	$(617,731)	$1,184,749	$(153,552)	$(3,075)	$3,075	$607,424

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2018 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2017	80,200	$16,040	$138,449	$(617,731)	$1,191,042	$(227,261)	$(2,696)	$2,696	$500,539
Net earnings	—	—	—	—	16,017	—	—	—	16,017
Other comprehensive income, net of tax	—	—	—	—	—	63,081	254	(254)	63,081
Stock contribution to employee benefit plans and other	15	3	393	—	—	—	—	—	396
Restricted stock awards	395	79	(79)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	11,951	—	—	—	—	—	11,951
Stock option exercises	506	101	9,938	—	—	—	—	—	10,039
Tax effect related to net share settlement of equity awards	—	—	(1,279)	—	—	—	—	—	(1,279)
Stock issued to, acquired for and distributed from rabbi trust	20	4	280	—	—	—	(152)	152	284
Adoption of accounting standard	—	—	—	—		—	—	—	—
Balance at May 31, 2018	81,136	$16,227	$159,653	$(617,731)	$1,207,059	$(164,180)	$(2,594)	$2,594	$601,028

Note 12. Income Taxes
The Company's income tax expense (benefit) is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense (benefit) and effective income tax rates are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Earnings before income taxes	$39,727	$25,017	$30,748	$33,465
Income tax expense (benefit)	7,309	(3,995)	13,029	17,448
Effective income tax rate	18.4%	(16.0)%	42.4%	52.1%
The Company’s income tax expense and effective tax rate for the three and nine months ended May 31, 2019 were impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate income tax rate from 35% to 21% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new minimum taxes on certain foreign-sourced earnings that were previously deferred from U.S. federal tax. New provisions under the Act are effective for the Company for fiscal 2019 and include the Global Intangible Low-Taxed Income (“GILTI”) provision, the Foreign-Derived Intangible Income (“FDII”) benefit, the Base Erosion Anti-Abuse Tax (“BEAT”), the limitation on interest expense deductions and certain executive compensation, and the elimination of U.S. tax on dividends received from certain foreign subsidiaries.
The comparability of earnings before income taxes, income tax expense (benefit) and the related effective income tax rates are impacted by the Act as described above, along with impairment & divestiture charges. Results included impairment & divestiture (benefit) charges of $(10.6) million and $32.7 million ($(11.2) million and $29.4 million after tax, respectively) for the three and nine months ended May 31, 2019 and impairment & divestiture charges of $3.0 million ($12.4 million after tax) for the nine months ended May 31, 2018. Excluding the impairment & divestiture charges, the effective tax rate for the three and nine months ended May 31, 2019 was 10.9% and 25.8%, respectively. Excluding the impairment & divestiture charges, the effective tax rate for the three and nine months ended May 31, 2018 was (16.0)% and 22.1%, respectively. The income tax benefit without impairment & divestiture charges for the three months ended May 31, 2018 is significantly impacted by $13.0 million of provisional benefits associated with Act recorded in the third quarter which was partially offset with adjustments in the prior quarters of fiscal 2018, due in part, to changes to the Act during the year which results in a rate for the nine months ended May 31, 2019 and 2018 that is comparable. Additionally, both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate. The Company's estimated full-year fiscal 2019 and 2018 earnings before income taxes include approximately 70% of earnings from foreign jurisdictions which resulted in an effective tax rate of 3.0% to 4.0% higher than the current U.S. statutory rate of 21%.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and systems. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The EC&S segment provides highly engineered components for on-highway, off-highway, agriculture, medical, concrete tensioning (divested December 31, 2018) and other vertical markets. All of the aforementioned markets are supported through our various segment product lines outlined below.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net Sales by Reportable Product Line & Segment
Industrial Tools & Services
Product	$115,067	$115,722	$323,420	$322,143
Service & Rental	51,665	43,013	141,488	115,570
	166,732	158,735	464,908	437,713
Engineered Components & Systems
On-Highway	59,378	66,556	174,982	190,735
Agriculture, Off-Highway and Other	57,793	58,386	164,125	160,497
Rope & Cable Solutions	11,363	20,436	38,915	53,924
Concrete Tensioning	—	12,983	16,774	35,601
Off Shore Mooring	—	—	—	2,746
	128,534	158,361	394,796	443,503
	$295,266	$317,096	$859,704	$881,216

Operating Profit (Loss)
Industrial Tools & Services	$34,877	$31,658	$87,797	$71,458
Engineered Components & Systems (1)	19,556	9,641	(10,147)	9,228
General Corporate	(7,073)	(8,607)	(23,253)	(23,517)
	$47,360	$32,692	$54,397	$57,169
(1) EC&S segment operating loss includes impairment & divestiture (benefit) charges of $(10.6) million for the three months ended May 31, 2019 and $32.7 million for the nine months ended May 31, 2018.

	May 31, 2019	August 31, 2018
Assets:
Industrial Tools & Services	$609,690	$589,932
Engineered Components & Systems	588,756	657,370
General Corporate	194,710	234,036
	$1,393,156	$1,481,338
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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $17.5 million and $23.6 million at May 31, 2019 and August 31, 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases at May 31, 2019 was $9.6 million using a weighted average discount rate of 2.43%.
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
Note 15. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of May 31, 2019. Certain material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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
The following tables present the results of operations, financial position and cash flows of the Parent, the Guarantors and the non-Guarantors and the eliminations necessary to arrive at the information for the Company on a consolidated basis. As a result of the refinancing of the Senior Credit Facility in March 2019, certain domestic subsidiaries that were previously Guarantors of the Senior Notes are now non-Guarantors. As such, prior period financial information has been recast to reflect the current Parent, Guarantor, and non-Guarantor structure.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$42,915	$67,493	$184,858	$—	$295,266
Cost of products sold	11,238	45,853	126,274	—	183,365
Gross profit	31,677	21,640	58,584	—	111,901
Selling, administrative and engineering expenses	20,766	11,823	37,023	—	69,612
Amortization of intangible assets	318	1,532	2,561	—	4,411
Restructuring charges	574	205	336	—	1,115
Impairment & divestiture charges (benefit)	—	876	(11,473)	—	(10,597)
Operating profit	10,019	7,204	30,137	—	47,360
Financing costs, net	7,221	—	34	—	7,255
Intercompany (income) expense, net	(2,627)	5,711	(3,084)	—	—
Intercompany dividends	(74,593)	(39,208)	—	113,801	—
Other (income) expense, net	(52)	(14)	444	—	378
Earnings before income tax expense	80,070	40,715	32,743	(113,801)	39,727
Income tax expense	2,067	1,304	3,938	—	7,309
Net earnings before equity in (loss) earnings of subsidiaries	78,003	39,411	28,805	(113,801)	32,418
Equity in (loss) earnings of subsidiaries	(45,585)	19,556	6,080	19,949	—
Net earnings	$32,418	$58,967	$34,885	$(93,852)	$32,418
Comprehensive income	$18,618	$58,967	$21,141	$(80,108)	$18,618

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$41,851	$67,677	$207,568	$—	$317,096
Cost of products sold	6,394	46,823	147,370	—	200,587
Gross profit	35,457	20,854	60,198	—	116,509
Selling, administrative and engineering expenses	22,373	12,276	42,814	—	77,463
Amortization of intangible assets	318	1,582	3,284	—	5,184
Restructuring charges	661	215	294	—	1,170
Operating profit	12,105	6,781	13,806	—	32,692
Financing costs (income), net	7,847	—	(91)	—	7,756
Intercompany (income) expense, net	(2,123)	9,272	(7,149)	—	—
Other (income) expense, net	(144)	(25)	88	—	(81)
Earnings (loss) before income tax (benefit) expense	6,525	(2,466)	20,958	—	25,017
Income tax (benefit) expense	(11,354)	(193)	7,552	—	(3,995)
Net earnings (loss) before equity in earnings (loss) of subsidiaries	17,879	(2,273)	13,406	—	29,012
Equity in earnings (loss) of subsidiaries	11,133	(1,253)	638	(10,518)	—
Net earnings (loss)	$29,012	$(3,526)	$14,044	$(10,518)	$29,012
Comprehensive income (loss)	$8,059	$(3,527)	$(7,523)	$11,050	$8,059

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Nine Months Ended May 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$124,295	$189,752	$545,657	$—	$859,704
Cost of products sold	31,096	133,547	380,666	—	545,309
Gross profit	93,199	56,205	164,991	—	314,395
Selling, administrative and engineering expenses	64,346	35,888	113,314	—	213,548
Amortization of intangible assets	954	4,596	6,581	—	12,131
Restructuring charges	574	112	892	—	1,578
Impairment & divestiture (benefit) charges	(904)	1,783	31,862	—	32,741
Operating profit	28,229	13,826	12,342	—	54,397
Financing costs (income), net	22,047	—	(344)	—	21,703
Intercompany (income) expense, net	(12,797)	20,168	(7,371)	—	—
Intercompany dividends	(320,841)	(39,208)	—	360,049	—
Other (income) expense, net	(433)	(20)	2,399	—	1,946
Earnings before income tax (benefit) expense	340,253	32,886	17,658	(360,049)	30,748
Income tax (benefit) expense	(218)	289	12,958	—	13,029
Net earnings before equity in (loss) earnings of subsidiaries	340,471	32,597	4,700	(360,049)	17,719
Equity in (loss) earnings of subsidiaries	(322,752)	9,150	8,901	304,701	—
Net earnings	$17,719	$41,747	$13,601	$(55,348)	$17,719
Comprehensive income	$38,412	$41,747	$34,432	$(76,179)	$38,412

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Nine Months Ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$113,780	$180,385	$587,051	$—	$881,216
Cost of products sold	19,205	129,964	424,931	—	574,100
Gross profit	94,575	50,421	162,120	—	307,116
Selling, administrative and engineering expenses	60,009	36,863	123,356	—	220,228
Amortization of intangible assets	954	4,746	9,783	—	15,483
Restructuring charges	6,211	634	4,404		11,249
Impairment & divestiture charges (benefit)	4,217	—	(1,230)	—	2,987
Operating profit	23,184	8,178	25,807	—	57,169
Financing costs (income), net	23,247	—	(373)	—	22,874
Intercompany (income) expense, net	(11,987)	16,179	(4,192)	—	—
Other expense, net	56	49	725	—	830
Earnings (loss) before income tax (benefit) expense	11,868	(8,050)	29,647	—	33,465
Income tax (benefit) expense	(1,028)	(1,087)	19,563	—	17,448
Net earnings (loss) before equity in earnings (loss) of subsidiaries	12,896	(6,963)	10,084	—	16,017
Equity in earnings (loss) of subsidiaries	3,121	(13,286)	(1,550)	11,715	—
Net earnings (loss)	$16,017	$(20,249)	$8,534	$11,715	$16,017
Comprehensive income (loss)	$79,098	$(20,250)	$73,445	$(53,195)	$79,098

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	May 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$7,453	$—	$193,881	$—	$201,334
Accounts receivable, net	19,675	39,103	144,030	—	202,808
Inventories, net	28,842	40,665	98,085	—	167,592
Other current assets	11,006	2,506	30,963	—	44,475
Total current assets	66,976	82,274	466,959	—	616,209
Property, plant & equipment, net	7,557	16,286	66,130	—	89,973
Goodwill	38,847	178,097	274,555	—	491,499
Other intangibles, net	5,929	84,155	68,098	—	158,182
Investment in subsidiaries	1,630,936	1,028,078	374,724	(3,033,738)	—
Intercompany receivable	—	—	929,356	(929,356)	—
Other long-term assets	14,610	300	22,383	—	37,293
Total assets	$1,764,855	$1,389,190	$2,202,205	$(3,963,094)	$1,393,156
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	16,185	12,902	97,058	—	126,145
Accrued compensation and benefits	12,642	3,260	24,027	—	39,929
Current maturities of debt	6,250	—	—	—	6,250
Income taxes payable	1,013	—	7,749	—	8,762
Other current liabilities	18,786	4,493	29,198	—	52,477
Total current liabilities	54,876	20,655	158,032	—	233,563
Long-term debt	468,984	—	—	—	468,984
Deferred income taxes	2,533	13,360	5,208	—	21,101
Pension and post-retirement benefit liabilities	7,330	—	6,945	—	14,275
Other long-term liabilities	43,394	256	4,159	—	47,809
Intercompany payable	580,314	349,042	—	(929,356)	—
Shareholders’ equity	607,424	1,005,877	2,027,861	(3,033,738)	607,424
Total liabilities and shareholders’ equity	$1,764,855	$1,389,190	$2,202,205	$(3,963,094)	$1,393,156

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$67,945	$—	$182,545	$—	$250,490
Accounts receivable, net	19,969	37,787	129,993	—	187,749
Inventories, net	22,646	35,840	97,870	—	156,356
Assets held for sale	—	—	23,573	—	23,573
Other current assets	7,359	2,542	32,831	—	42,732
Total current assets	117,919	76,169	466,812	—	660,900
Property, plant & equipment, net	7,937	14,635	67,648	—	90,220
Goodwill	38,847	178,097	295,468	—	512,412
Other intangible assets, net	6,884	88,752	85,401	—	181,037
Investment in subsidiaries	1,836,879	918,050	301,782	(3,056,711)	—
Intercompany receivables	—	—	937,259	(937,259)	—
Other long-term assets	12,955	366	23,448	—	36,769
Total assets	$2,021,421	$1,276,069	$2,177,818	$(3,993,970)	$1,481,338

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,186	$16,496	$98,156	$—	$130,838
Accrued compensation and benefits	22,171	5,930	26,407	—	54,508
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	—	—	4,091	—	4,091
Liabilities held for sale	—	—	44,225	—	44,225
Other current liabilities	17,380	8,361	41,558	—	67,299
Total current liabilities	85,737	30,787	214,437	—	330,961
Long-term debt	502,695	—	—	—	502,695
Deferred income taxes	17,467	—	4,466	—	21,933
Pension and post-retirement benefit liabilities	7,765	—	7,104	—	14,869
Other long-term liabilities	45,483	299	6,386	—	52,168
Intercompany payable	803,562	133,697	—	(937,259)	—
Shareholders’ equity	558,712	1,111,286	1,945,425	(3,056,711)	558,712
Total liabilities and shareholders’ equity	$2,021,421	$1,276,069	$2,177,818	$(3,993,970)	$1,481,338

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(48,125)	$239,969	$169,396	$(360,049)	$1,191
Investing Activities
Capital expenditures	(1,314)	(4,614)	(17,791)	—	(23,719)
Proceeds from sale of property, plant and equipment	8	42	1,299	—	1,349
Intercompany investment	49,185	—	—	(49,185)	—
Proceeds from sale of business, net of transaction costs	23,611	—	12,548	—	36,159
Cash provided by (used in) investing activities	71,490	(4,572)	(3,944)	(49,185)	13,789
Financing Activities
Principal repayments on term loan	(57,500)	—	—	—	(57,500)
Payment for redemption of term loan	(200,000)	—	—	—	(200,000)
Proceeds from issuance of term loan	200,000	—	—	—	200,000
Payment of debt issuance costs	(2,125)	—	—	—	(2,125)
Stock option exercises, related tax benefits and other	1,352	—	—	—	1,352
Taxes paid related to the net share settlement of equity awards	(1,811)	—	—	—	(1,811)
Cash dividends	(2,439)	(261,978)	(98,071)	360,049	(2,439)
Intercompany loan activity	(21,334)	26,581	(5,247)	—	—
Intercompany capital contribution	—	—	(49,185)	49,185	—
Cash used in financing activities	(83,857)	(235,397)	(152,503)	409,234	(62,523)
Effect of exchange rate changes on cash	—	—	(1,613)	—	(1,613)
Net (decrease) increase in cash and cash equivalents	(60,492)	—	11,336	—	(49,156)
Cash and cash equivalents—beginning of period	67,945	—	182,545	—	250,490
Cash and cash equivalents—end of period	$7,453	$—	$193,881	$—	$201,334

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended May 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$25,851	$5,587	$4,151	$—	$35,589
Investing Activities
Capital expenditures	(2,455)	(3,944)	(12,317)	—	(18,716)
Proceeds from sale of property, plant and equipment	—	89	59	—	148
Rental asset buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Proceeds from sale of business, net of transaction costs	198	—	8,582	—	8,780
Cash paid for business acquisitions, net of cash acquired	—	(1,732)	(20,594)	—	(22,326)
Intercompany investment	(100)	—	—	100	—
Cash used in investing activities	(2,357)	(5,587)	(51,988)	100	(59,832)
Financing Activities
Principal repayments on term loan	(22,500)	—	—	—	(22,500)
Stock option exercises, related tax benefits and other	10,435	—	—	—	10,435
Taxes paid related to the net share settlement of equity awards	(1,279)	—	—	—	(1,279)
Cash dividends	(2,390)	—	—	—	(2,390)
Intercompany loan activity	(5,954)	—	5,954	—	—
Intercompany capital contribution	—	—	100	(100)	—
Cash (used in) provided by financing activities	(21,688)	—	6,054	(100)	(15,734)
Effect of exchange rate changes on cash	—	—	(104)	—	(104)
Net increase (decrease) in cash and cash equivalents	1,806	—	(41,887)	—	(40,081)
Cash and cash equivalents—beginning of period	34,982	—	194,589	—	229,571
Cash and cash equivalents—end of period	$36,788	$—	$152,702	$—	$189,490

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, headquartered in Menomonee Falls, Wisconsin, was incorporated in 1910. We are a global diversified company that designs, manufactures and distributes a broad range of industrial products and systems to various end markets. The Company is organized into two reportable segments: Industrial Tools & Services ("IT&S") and Engineered Components & Systems ("EC&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as, providing services and tool rentals to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The EC&S segment provides highly engineered components for on-highway, off-highway, agriculture, energy, medical, construction and other vertical markets. Financial information related to the Company's segments is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. IT&S has benefited from strong service activity in the Middle East and other energy markets compiled with substantial growth in its premier tools product sales in North America. EC&S platform wins over the last twelve to twenty four months is partially offsetting continued weakness in the Chinese On-Highway market, expected short term declines in the North American agriculture markets due to the abnormally wet and cooler planting season and the North American hydraulic fracturing (fracking) market, and a moderating, yet stable, European truck market. In the fourth quarter, we expect continued growth for IT&S, though at a moderated pace and, due to the headwinds noted above, a decline in fourth quarter sales relative to the comparable prior year period for EC&S. We expect IT&S and EC&S segment year-over-year core sales growth (decline) (sales growth excluding the impact of acquisitions, divestitures and changes in foreign currency exchange rates) of 6% to 7% and (2%) to (3%), respectively, in fiscal 2019. As a result, we expect consolidated fiscal 2019 core sales growth of 2% to 3% for the full fiscal year, compared to a 6% core sales growth in fiscal 2018.
We remain focused on pursuing both organic and inorganic growth opportunities aligned with our strategic objectives. The organic opportunities include the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our lean efforts across our manufacturing, assembly and service operations, to improve our operational efficiency. Our IT&S segment is focused on accelerating global sales growth through geographic expansion, continuing emphasis on sales and marketing efforts, new product introductions and regional growth via second-tier brands. In addition, we remain focused on redirecting sales, marketing and engineering resources to non-oil & gas vertical markets and providing new and existing customers with critical products, rentals, services and solutions in a dynamic energy environment.
As part of our portfolio management process, we routinely review our businesses with respect to our strategic initiatives and long-term objectives and are taking actions that are anticipated to improve the operational performance of the Company. For example, the divestiture of the Precision Hayes business represents our exit of the Concrete Tensioning product line and allows us to redirect resources to other core product lines. On January 24, 2019, the Company announced its intent to divest the remaining EC&S segment to pursue a strategy as a pure-play industrial tools and services company; the divestiture process is ongoing. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges.
On March 21, 2019, we announced a new restructuring plan focused on the integration of the Enerpac and Hydratight businesses (IT&S segment), as well as, driving efficiencies within the overall corporate structure. During the three months ended May 31, 2019, we incurred $1.1 million of restructuring costs related primarily to headcount reductions and facility consolidations. We expect to achieve $12-$15 million of annual savings with total restructuring costs of $15-$20 million and anticipate completing these actions within 12-15 months. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual incentive compensation differentials.

Total restructuring charges associated with the new restructuring plan were $1.1 million in the three months ended May 31, 2019. Total restructuring charges associated with previously announced restructuring initiatives were $1.2 million in the three months ended May 31, 2018 and $0.5 million and $12.1 million in the nine months ended May 31, 2019 and 2018, respectively. These restructuring costs related primarily to facility consolidations, headcount reductions and operational improvements. Pre-tax cost savings realized from executing the previously announced restructuring plans totaled approximately $33 million in fiscals 2016, 2017 and 2018, and the first three quarters of fiscal 2019 combined. Realized cost savings were comprised of $13 million within the IT&S segment, $17 million within the EC&S segment and $3 million within Corporate. The Company anticipates realizing minimal incremental pre-tax cost savings for all previously executed restructuring initiatives and an incremental pre-tax cost savings of approximately $2 million annually associated with the actions taken in the third quarter of fiscal 2019 associated with our new restructuring plan benefiting the IT&S segment.
In June 2019, the Company announced a new restructuring plan focused on reducing costs and driving efficiencies within the EC&S segment. We expect to incur $2 million of costs in the fourth quarter associated with these actions and achieve approximately $3 million of annual savings.

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
Results of Operations
The following table sets forth our results of operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2019		2018		2019		2018
Net sales	$295	100%	$317	100%	$860	100%	$881	100%
Cost of products sold	183	62%	200	63%	545	63%	574	65%
Gross profit	112	38%	117	37%	315	37%	307	35%
Selling, administrative and engineering expenses	70	24%	78	25%	214	25%	221	25%
Amortization of intangible assets	4	1%	5	2%	12	1%	15	2%
Restructuring charges	1	—%	1	—%	2	—%	11	1%
Impairment & divestiture charges (benefit)	(10)	(3)%	—	—%	33	4%	3	1%
Operating profit	47	16%	33	10%	54	6%	57	6%
Financing costs, net	7	2%	8	3%	21	2%	23	3%
Other expense, net	—	—%	—	—%	2	—%	1	—%
Earnings before income tax expense (benefit)	40	14%	25	8%	31	4%	33	4%
Income tax expense (benefit)	8	3%	(4)	(1)%	13	2%	17	2%
Net earnings	$32	11%	$29	9%	$18	2%	$16	2%

Diluted earnings per share	$0.52		$0.48		$0.29		$0.26
Consolidated net sales for the third quarter of fiscal 2019 were $295 million, a decrease of $22 million (7%) from the prior year. For the three months ended May 31, 2019, foreign currency exchange rates unfavorably impacted net sales by 4% and a net 6% reduction to net sales from acquisitions and divestitures resulted in a core sales increase of 3%. The consolidated net sales decrease for the three months ended May 31, 2019 compared to the prior year from acquisitions and divestitures was the result of the current year divestitures of our Precision Hayes and Cortland Fibron businesses. The increase in core sales was a result of increased sales in the both the Product and Service & Rental product lines within the IT&S segment, most significantly in the Service & Rental product line. Gross profit margins increased slightly to 38% in the third quarter of fiscal 2019 compared to 37% in the prior year period due to favorable sales mix, price realization net of tariff and commodity cost increases, the non-recurrence of cost overruns associated with the heavy lifting product offering and to a lesser extent the realization of benefits from restructuring activities. The three months ended May 31, 2019 included a net benefit from impairment & divestiture charges of $10 million, primarily related to the reversal of the Cortland U.S. business as held for sale. As a result, operating profit margins increased to 16% for the three months ended May 31, 2019 from 10% for the three months ended May 31, 2018.
Consolidated net sales for the nine months ended May 31, 2019 decreased $21 million (2%) to $860 million compared to the prior year. Changes in foreign currency exchange rates unfavorably impacted net sales by 3% and the net impact from acquisitions and divestitures reduced net sales by 3%, for the nine months ended May 31, 2019. As a result, core sales increased 4% year-to-date compared to prior year. The decrease in consolidated net sales from acquisitions and divestitures for the nine months was the result of the recent divestitures of our Precision Hayes and Cortland Fibron businesses. The core sales increase was driven from strong growth in our IT&S segment, offset by slower demand in the On-Highway product line within the EC&S segment. Gross profit margins increased slightly to 37% for the nine months ended May 31, 2019 compared to 35% in the prior year period due to favorable sales mix, price realization net of tariff and commodity cost increases, the non-recurrence of cost overruns associated with the heavy lifting product offering, and to a lesser extent the realization of benefits from restructuring activities. The nine months ended May 31, 2019 included impairment & divestiture charges of $33 million, largely related to impairment charges on the sale of our Precision Hayes and Cortland Fibron businesses (as described in Note 5, "Divestiture Activities"), and $2 million of restructuring charges, while the nine months ended May 31, 2018 included both restructuring charges of $12 million primarily related to leadership changes and $3 million of impairment charges for the Viking divestiture. As a result, operating profit margins stayed flat at 6% for the nine months ended May 31, 2019 and 2018.
Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, highly engineered heavy lifting technology solutions, connectors for oil & gas, as well as, hydraulic torque wrenches (Product product line). On the services side, the segment provides energy maintenance and manpower services to meet customer-specific needs and rental capabilities for some of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net sales	$167	$159	$465	$438
Operating profit	35	32	88	71
Operating profit %	20.9%	19.9%	18.9%	16.3%
The IT&S segment third quarter fiscal 2019 net sales were $167 million, an increase of $8 million (5%) from the prior year, while net sales for the nine months ended May 31, 2019 were $465 million, an increase of $27 million (6%) from the prior year. Changes in foreign currency exchange rates unfavorably impacted net sales by 4% and 3% for the three and nine month periods, respectively, while the Mirage and Equalizer acquisitions increased net sales by 1% for both the three and nine months ended May 31, 2019. IT&S segment core sales increased $12 million (8%) and $34 million (8%) compared to the prior year for the three and nine months ended May 31, 2019, respectively. The core sales increase of $10 million (23%) and $29 million (26%) compared to the prior year for the three and nine months ended May 31, 2019, respectively, in the Service & Rental product line was the result of continued strength in the North Sea and Middle East markets. Core sales within the Product product line increased $2 million (2%) and $5 million (1%) compared to the prior year for the three and nine months ended May 31, 2019, respectively. The increase in core sales was largely in the Americas region, offset partially by lower sales in Europe resulting from our decision to focus on standard product (versus higher dollar but lower gross profit customized product) in our heavy lifting product offering.
The increases in operating profit for the three and nine months ended May 31, 2019 were the result of incremental gross profit on higher sales volumes, the elimination of prior year discrete charges associated with heavy lifting projects, pricing benefits net of increased tariff and commodity costs and $2 million lower restructuring charges compared to the prior year.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net sales	$129	$158	$395	$444
Operating profit (loss)	20	10	(10)	9
Operating profit (loss) %	15.2%	6.1%	(2.6)%	2.1%

The EC&S segment third quarter fiscal 2019 net sales decreased $29 million (19%), to $129 million, versus the prior year, and net sales for the nine months ended May 31, 2019 decreased $49 million (11%), to $395 million, compared to the prior year. Changes in foreign currency rates unfavorably impacted net sales by 3% for the both the three and nine months ended May 31, 2019. The divestitures of Precision Hayes and Cortland Fibron in fiscal 2019 decreased net sales by 14% and 8% for the three and nine months ended May 31, 2019, respectively, compared to fiscal 2018. Excluding changes in foreign currency rates and divestiture activity, EC&S segment core sales decreased 2% for the three months ended May 31, 2019 compared to the prior year and remained flat for the nine months ended May 31, 2019 compared to the prior year. Core sales growth of 2% and 5% for the three and nine months ended May 31, 2019, respectively, in the Off-Highway product line was driven by healthy demand, ramp up of new platform wins and price increases initiated in the second half of fiscal 2018, offset in the third quarter due to a weak North American agricultural market as a result of weather related issues impacting the planting season. The On-Highway product line core sales decreased 6% and 4% for the three and nine months ended May 31, 2019, respectively, due to weakened demand in the China truck market, weakening demand specifically in the three months ended May 31, 2019 in the North American hydraulic fracturing (fracking) market, and moderately slower though stabilizing demand in the European truck market. Core sales decreased 3% and 8% in the Rope & Cable Solutions product line for the three and nine months ended May 31, 2019, respectively, due to slower demand in the oil and gas markets, offset partially by improved medical sales. The divestiture of Precision Hayes in the second quarter of fiscal 2019 represents our exit of the Concrete Tensioning product line.
Operating profit of $20 million for the three months ended May 31, 2019, included the impact from the reversal of the Cortland U.S. business from held for sale resulting in a benefit of $13 million, offset by $2 million of EC&S divestiture charges. Excluding the aforementioned reversal and charges, the EC&S segment operating profit margin was 7% for the three months ended May 31, 2019. Operating loss of $10 million for the nine months ended May 31, 2019 included impairment & divestiture charges of $33 million, largely related to impairment charges on the sale of our Precision Hayes and Cortland Fibron businesses, as well as, the anticipated divestiture of our remaining EC&S businesses. Excluding the aforementioned impairment & divestiture charges, the EC&S segment operating profit margin was 6% for the nine months ended May 31, 2019. Operating profit of $9 million for the nine months ended May 31, 2018 included $3 million of impairment & divestiture charges related to the sale of Viking. Excluding these impairment & divestiture charges, the EC&S segment operating profit margin was 4% for the nine months ended May 31, 2018. The year-over-year improvement in operating margins was due to the benefit of price realization, savings from prior period restructuring initiatives and operating efficiencies, and a reduction in incentive compensation. Restructuring charges were $0.4 million and $3.8 million for the nine months ended May 31, 2019 and 2018, respectively.
Corporate
Corporate expenses decreased by $2 million for the three months ended May 31, 2019 and remained flat for the nine month period. The decrease in the three months ended May 31, 2019 relates to decreased medical expenses and annual incentive amounts. The stability in the nine months ended May 31, 2019 is the result of increased stock compensation and consulting expenses offset by decreased annual incentive amounts and restructuring charges of $5 million for executive leadership changes in fiscal 2018.
Financing Costs, net
Net financing costs were $7.3 million and $7.8 million for the three months ended May 31, 2019 and 2018, respectively. For the nine months ended May 31, 2019 and 2018, net financing costs were $22 million and $23 million, respectively.
Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense (benefit) and effective income tax rates are as follows (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Earnings before income taxes	$40	$25	$31	$33
Income tax expense (benefit)	7	(4)	13	17
Effective income tax rate	18.4%	(16.0)%	42.4%	52.1%
The comparability of earnings before income taxes, income tax expense (benefit) and the related effective income tax rates are impacted by the Act as previously discussed in Note 12, "Income Taxes", along with impairment & divestiture charges. Results included impairment & divestiture charges of $(11) million and $33 million ($(11) million and $29 million after tax, respectively) for the three and nine months ended May 31, 2019 and impairment & divestiture charges of $3 million ($12 million after tax) for the nine months ended May 31, 2018. Excluding the impairment & divestiture charges, the effective tax rate for the three and nine months ended May 31, 2019 was 10.9% and 25.8%, respectively. Excluding the impairment & divestiture charges, the effective tax rate for the three and nine months ended May 31, 2018 was (16.0)% and 22.1%, respectively. The income tax benefit without impairment & divestiture charges for the three months ended May 31, 2018 is significantly impacted by $13 million of provisional benefits associated with Act in the third quarter which was partially offset with adjustments in the prior quarters of fiscal 2018, due in part, to changes to the Act during the year which results in a rate for the nine months ended May 31, 2019 and 2018 that is comparable. Additionally, both the current and prior year effective income tax rates were impacted by the proportion of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate. The Company's estimated full-year fiscal 2019 and 2018 earnings before income taxes include approximately 70% of earnings from foreign jurisdictions which resulted in an effective tax rate of 3% to 4% higher than the current U.S. statutory rate of 21%.
Cash Flows and Liquidity
At May 31, 2019, we had $201 million of cash and cash equivalents. Cash and cash equivalents included $192 million of cash held by our foreign subsidiaries and $9 million held domestically. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2019	2018
Net cash provided by operating activities	$1	$36
Net cash provided by (used in) investing activities	14	(60)
Net cash used in financing activities	(63)	(16)
Effect of exchange rates on cash	(1)	—
Net decrease in cash and cash equivalents	$(49)	$(40)
Cash flows provided by operating activities were $1 million for the nine months ended May 31, 2019. Net cash provided by operating activities decreased $35 million as compared to the prior year primarily due to increases in primary working capital, the non-recurring of a prior year tax refund of approximately $17 million, and increased year-over-year annual incentive pay-out. Net cash provided (used in) investing activities increased $74 million as a result of divestiture proceeds offset by higher capital expenditures in fiscal 2019, compared to cash used for acquisitions and lease buyouts related to the Viking divestiture partially offset by proceeds from divestitures in fiscal 2018.
Net cash used in financing activities was $63 million for the nine months ended May 31, 2019 compared to $16 million for the nine months ended May 31, 2018. The increase in cash used in financing activities was primarily due to principal repayments on the term loan of $58 million and approximately $9 million lower year-over-year cash received as a result of stock option exercises. Existing cash balances funded the $24 million of capital expenditures, $58 million of principal loan repayments and the $2 million annual cash dividend.
On March 29, 2019, the Company refinanced its Senior Credit Facility, which is comprised of a $400 million revolving line of credit and a $200 million term loan (see Note 8, "Debt" to the Condensed Consolidated Financial Statements for further details of the new Senior Credit Facility). The unused credit line and amount available for borrowing under the revolver was $398.8 million.
During the three months ended May 31, 2019, the Company utilized excess cash to prepay a total of $10 million of the term loan, reducing the remaining principal due to $190 million.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	May 31, 2019	PWC%	August 31, 2018	PWC%
Accounts receivable, net	$203	17%	$188	16%
Inventory, net	168	14%	156	13%
Accounts payable	(126)	(11)%	(131)	(11)%
Net primary working capital	$245	20%	$213	18%

Commitments and Contingencies
We have operations in numerous geographic locations that are subject to a range of environmental laws and regulations. Environmental expenditures over the past two years have not been material and we believe that such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations. As of May 31, 2019, the present value of future minimum lease payments, using a weighted average discount rate of 2.43%, on previously divested or spun-off businesses was $10 million.
We had outstanding letters of credit totaling $18 million and $24 million at May 31, 2019 and August 31, 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Fiscal 2019 Impairment Charge:
During the second quarter of fiscal 2019, the Cortland U.S. business assets classified as held for sale required additional impairment to recognize the business at its current estimated fair value less cost to sell. Also, in conjunction with the January 24, 2019 announcement of the potential divestiture of the remaining EC&S segment, interim “triggering events” occurred which required review of recoverability of goodwill and long-lived assets for the EC&S segment. See Note 5, “Divestiture Activities” in the notes to the condensed consolidated financial statements for further discussion.
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

EC&S Segment: Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to the announcement of the Company’s intent to divest the EC&S segment, required reassessment of whether the fair value of Goodwill was greater than the carrying value as of the quarters ended February 28, 2019 and May 31, 2019, respectively. Our assessments in both quarters resulted in a fair value estimate of the EC&S segment above its carrying value. As a result, impairment charges related to EC&S goodwill were not determined necessary given our assessment indicated recoverability of the EC&S business supporting no indications of goodwill impairment.
Cortland Reporting Unit: A change in the estimate for Cortland Fibron anticipated proceeds combined with the Cortland U.S. business held for sale treatment as of November 30, 2018 and February 28, 2019 resulted in a combined $15 million impairment charge representing the excess net book value of assets held for sale over anticipated proceeds. The year-to-date impairment charge included $14 million related to goodwill. Subsequent to these impairment charges, there is $17 million remaining goodwill related to the Cortland reporting unit.
Precision Hayes Reporting Unit: The Precision Hayes reporting unit recognized impairment charges in conjunction with Precision Hayes’s held for sale classification, resulting in a $9 million impairment charge representing the excess net book value of assets held for sale over then anticipated proceeds. There was no impairment charge related to goodwill.
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
Fiscal 2019 Impairment Charge: During the second and third quarter of fiscal 2019, the undiscounted operating cash flows of the remaining EC&S asset group exceeded its carrying value suggesting there to be no indication of impairment of long-lived assets within the remaining EC&S segment.
During the first quarter of fiscal 2019, related to the held for sale treatment of our Precision Hayes business, we recognized a $9 million long-lived asset impairment consisting of $8 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively, representing the excess net book value of assets held for sale over anticipated proceeds.
In relation to the held for sale treatment of our Cortland businesses, we recognized $13 million of non-cash impairment charges, which related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition in previous periods in fiscal 2019. As a result of the reversal of the Cortland U.S. business as held for sale as of May 31, 2019, the Company reversed the $13 million charge taken in previous periods in fiscal 2019.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would result in a corresponding $0.2 million and $0.8 million increase in financing costs for the three and nine months ended May 31, 2019, respectively.

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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $13 million and operating profit would have been lower by $3 million, respectively, for the three months ended May 31, 2019. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $53 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2019, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 20,439,434 shares of common stock for $618 million. As of May 31, 2019, the maximum number of shares that may yet be purchased under the programs is 7,560,566 shares. There were no share repurchases in the three and nine months ended May 31, 2019.

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 41, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: June 28, 2019	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
Corporate Controller and Principal Accounting Officer

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2019
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
10.1
Senior Credit Facility Agreement, dated March 29, 2019, between Actuant Corporation, the foreign subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A., SunTrust Bank, and PNC Bank, National Association, as Co-Syndication Agents and BMO Harris Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2019 (File no. 001-11288))

10.2	Retention Incentives Agreement, dated as of April 11, 2019, between Actuant Corporation and Roger A. Roundhouse (1)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101
The following materials from the Actuant Corporation Form 10-Q for the three and nine months ended May 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
X

(1) Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K