Form 10-K
period 2019-08-31
ACTUANT CORP
filed 2019-10-29
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2019
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
(262) 293-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.20 par value per share	EPAC	NYSE
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
Yes   ☐          No   ☒

As of February 28, 2019, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 28, 2019) held by non-affiliates of the Registrant was approximately $1.50 billion.

There were 60,536,922 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2020 are incorporated by reference into Part III hereof.

Actuant Corporation, doing business as "Enerpac Tool Group", provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck and automotive industries, market acceptance of existing and new products, successful integration of acquisitions, divestitures and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity, tariffs, litigation matters, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “Actuant,” “we,” “us,” “our,” and the “Company” refer to Actuant Corporation and its subsidiaries.
PART I
Item  1.    Business
General
Actuant Corporation, doing business as Enerpac Tool Group, is a premier industrial tools and services company serving a broad and diverse set of customers in more than 90 countries. The Company is a global leader in the engineering and manufacturing of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin.
During the fourth quarter of fiscal 2019, the Company’s financial reporting segments were modified to reflect changes in our reporting structure as a result of entering into a Securities Purchase Agreement ("SPA") to sell the remaining businesses within our legacy Engineered Components & Systems segment exclusive of Cortland U.S. The Company now has three operating segments; Industrial Tools & Services ("IT&S"), Other, and Engineered Components and Systems ("EC&S"). The IT&S segment remains unchanged from our previous segment structure and represents the only reportable segment. All prior period disclosures have been adjusted to reflect the one reportable segment. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools as well as providing services and tool rentals to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Other operating segment is comprised of Cortland U.S., along with the Viking business which was divested on the first day of the second quarter of fiscal 2018. These two operating segments represent continuing operations within our consolidated financial statements. The EC&S segment, after the change in reporting structure, represents the businesses currently subject to the SPA with an anticipated closure date in the fourth calendar quarter of 2019, as well as the Cortland Fibron and Precision Hayes International ("PHI") businesses which were divested in fiscal 2019. As the pending divestiture of the remaining businesses within the EC&S segment in combination with the divestiture of Cortland Fibron and PHI represent a strategic shift in our operations, the EC&S segment consists entirely of businesses that are considered discontinued operations. All prior period financial statements have been adjusted to reflect this change. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Our Business Model
Our long-term goal is to grow diluted earnings per share faster than our peers. We intend to leverage our strong brand, our market positions, and our dealer and distribution networks to generate organic core sales growth that exceeds end-market growth rates. Organic growth is accomplished through a combination of share capture, product innovation and market expansion into emerging industries and geographic regions. In addition to organic growth, we also focus on profit margin expansion by utilizing continuous improvement techniques to drive productivity and lower costs and by enacting routine pricing initiatives to offset commodity and tariff increases. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management, improved profitability and loyal customers is used to fund internal growth opportunities, strategic acquisitions and opportunistic common stock repurchases.
Description of Business Segments
Industrial Tools & Services Reportable Segment
The IT&S segment is a global supplier of both products and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Our primary products include branded tools, highly engineered heavy lifting technology solutions and hydraulic torque wrenches. On the services side of the segment, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products. Our branded tools and services are primarily marketed primarily through the Enerpac, Hydratight, Larzep and Simplex brand names.
Our IT&S segment includes high-force hydraulic and mechanical tools (cylinders, pumps, valves and specialty tools) which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. Our products also include bolt tensioners and other miscellaneous products. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as oil & gas production, machining and infrastructure maintenance and repair, where safety is a key differentiator. As a result, we hold ourselves to a world class safety standard to ensure both our employees and our customers are safe.
In addition to providing a comprehensive line of tools and other products, the IT&S segment sustains a services and rental network providing highly trained technicians to perform bolting, machining and joint integrity work for our customers.
The segment delivers products and services primarily through our world-class, global network of distributors, as well as, direct sales to OEM's and select end users. Examples of industrial distributors include W.W. Grainger, MSC and Blackwoods.
Other Operating Segment
In light of the disposition of the Viking business during fiscal 2018, the remaining operations of the Other operating segment are those of our Cortland U.S. business, which primarily designs and manufactures high performance synthetic ropes and biomedical assemblies. The Other operating segment does not meet the quantitative or qualitative thresholds to be considered a reportable segment. Therefore, the results are not disclosed separately as would be required if considered a reportable segment and as the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. Certain information related to the Other operating segment will be disclosed within Note 15, "Business Segment, Geographic, and Customer Information" in order to comply with US GAAP requirements to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisitions and Divestitures
For a summary of recent acquisition and divestiture transactions impacting continuing operations, see footnote 2 to the table included in Item 6 Financial Data, as well as Note 4, "Acquisitions" and Note 5, "Divestiture Activities" in the notes to the consolidated financial statements.
International Business
The products and services for our continuing operations are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2019, we derived 38% of our net sales from continuing operations from the United States, 20% from Europe, 13% from the Middle East, 12% from Asia and 17% from other geographic areas. We have operations around the world that allows us to draw on the skills of a global workforce, provides flexibility to our operations, allows us to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual countries and offers us an opportunity to access new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers. Financial information related to the Company's geographic footprint of our continuing operations is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.

Product Development and Engineering
We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been and continue to be key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide new innovative tools and services to grow our market share. Research and development ("R&D") costs are expensed as incurred. For continuing operations, R&D costs were $9.3 million in fiscal 2019, an increase of 7% from $8.7 million in fiscal 2018 and an increase of 5% from $8.9 million in fiscal 2017. We target 10% of consolidated sales annually to be from new product development as a result of our research and development activities.
We also incur costs in connection with fulfilling custom orders and developing unique solutions for distinct customer needs, which are not included in these expense totals.
The Company holds numerous patents and trademarks; however, no individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
Competition
The markets for our products are highly competitive. We provide a diverse and broad range of industrial products and services to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, some of our competition is comprised of smaller companies which may lack the global footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, engineering, along with research and development expertise. In addition, we believe that our cost structure, strategic global sourcing capabilities and global distribution support our competitive position.
Manufacturing and Operations
While we do have extensive manufacturing capabilities including machining and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our plants, which reduces inventory levels, lowers “re-work” costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers, including those in low cost countries such as China and India. We have built strong relationships with our key suppliers and, while we single source certain of our components, in most cases there are several qualified alternative sources.
Raw Material Costs and Inflation
We source materials and components from a network of global suppliers. These items are typically available from multiple suppliers. Raw materials that go into the components we source, such as steel, aluminum and plastic resin, are subject to price fluctuations and tariffs, which could have an impact on our results. While no meaningful measures of inflation specific to our products are available because we have significant operations in countries with diverse rates of inflation and currency rate movements, we have more than offset the impact of inflation in recent years with manufacturing efficiencies, cost reductions and pricing actions. In addition, several of our products have components from China subject to tariffs, however, to date we have been able to offset the majority of additional costs from tariffs through price increases to portions of our customer base. Furthermore, some of our components not sourced in China but for products manufactured in China are subject to Chinese tariffs. We have activities underway to mitigate these additional costs through identification of local Chinese suppliers.
Order Backlogs and Seasonality
Our operating segments that make up continuing operations have a relatively short order-to-ship cycle. We had order backlogs from continuing operations of $42 million and $51 million at August 31, 2019 and 2018, respectively. Substantially all orders are expected to be filled within twelve months. While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Percentages of Sales from Continuing Operations by Fiscal Quarter

	2019	2018
Quarter 1 (September - November)	24%	24%
Quarter 2 (December - February)	24%	23%
Quarter 3 (March - May)	27%	27%
Quarter 4 (June - August)	25%	26%
	100%	100%
Employees
At August 31, 2019, we had approximately 4,700 employees, of which approximately 40% are expected to transition out of the Company as part of the EC&S divestiture. Our employees generally are not subject to collective bargaining agreements, with the exception of approximately 300 U.S. production employees and certain international employees covered by government mandated collective labor agreements. We believe we have a good working relationship with our employees globally.
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
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2019 are listed below.

Name	Age	Position
Randal W. Baker	56	President and Chief Executive Officer
Rick T. Dillon	48	Executive Vice President and Chief Financial Officer
Fabrizio R. Rasetti	53	Executive Vice President—General Counsel, Secretary and Global Human Resources
Roger A. Roundhouse	54	Executive Vice President—Engineered Components & Systems Segment
J. Jeffrey Schmaling	60	Executive Vice President—Industrial Tools & Services Segment
Barbara G. Bolens	58	Executive Vice President—Chief Strategy Officer
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
Fabrizio R. Rasetti, Executive Vice President—General Counsel, Secretary and Global Human Resources, joined Actuant in May 2018 from Boart Longyear where he held the position of Senior Vice President, General Counsel and Secretary since 2006. For the ten years prior he worked at SPX Corporation in roles of increasing responsibility including Segment General Counsel & Vice President, Business Development, Flow Segment. Earlier in his career he worked in private law practice.
Roger A. Roundhouse, Executive Vice President—Engineered Components & Systems segment. Mr. Roundhouse joined the Company in 2014, from General Cable, where he most recently held the position of Senior Vice President and General Manager Utility Products. Mr. Roundhouse brings extensive automotive, industrial and OEM knowledge, as well as over 20 years of experience with global operations and mergers & acquisitions. Upon completion of the EC&S divestiture, Mr. Roundhouse will be transitioning out of the Company.
J. Jeffrey Schmaling, Executive Vice President—Industrial Tools & Services segment, joined Actuant in his current role in February 2018. Prior to Actuant he held the position of President, North America for Komatsu Mining Corporation (formerly Joy Global Inc.) since 2010. Prior to that, he served as Senior Director Dealer Development and Account Management at Case International Harvester, a Division of Fiat S.p.A. Earlier in his 30 plus year career he held various sales, marketing and product development roles.
Barbara G. Bolens, Executive Vice President—Chief Strategy Officer, joined the Company in August 2018 as Vice President of Investor Relations and Corporate Strategy and was appointed Executive Vice President—Chief Strategy Officer in October 2019. Prior to joining the Company, Ms. Bolens spent over six years at Komatsu Mining Corporation (formerly Joy Global Inc.) as its VP and Treasurer. Prior to Komatsu, she held financial leadership positions of progressive responsibility at several other multinational corporations as well as early career leadership roles in sales and marketing.
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
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. The level of demand for our products depends, in part, on general economic conditions in our served end markets. A substantial portion of our revenues are derived from customers in cyclical industries (industrial and oil & gas) that typically are adversely affected by downward economic cycles. As global economic uncertainty continues, our customers may experience deterioration of their businesses, which may delay or lengthen sales cycles. Beginning in fiscal 2016, we experienced challenging and inconsistent demand in several of our served markets, including oil & gas and infrastructure markets. As a result of these and other factors, we implemented various restructuring initiatives aimed at reducing our cost structure and improving operational performance. While we have seen recovery in those end markets, we are still executing on restructuring initiatives previously announced. Further, we may implement additional restructuring initiatives in response to further market challenges to achieve additional efficiencies. Such initiatives could result in restructuring costs, including facility consolidations, workforce reductions and structural realignment. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the desired net benefits of these efforts (see Note 3, "Restructuring Charges" and "Business Update" within Item 7 for further discussion of our restructuring activities and future anticipated cost savings).
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
In connection with the execution of our strategy to become a pure-play industrial tools and services company, we have or are in the process of executing several divestitures, including the anticipated divestiture of the remaining businesses within the EC&S segment by the end of calendar 2019. These divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges.

After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to businesses sold, such as lawsuits, tax liabilities, lease payments, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results. Further, with respect to the EC&S divestiture, we are required to perform certain transition services which, based on the uncertainty of the time period for which we will perform them, may inhibit our ability to timely execute the necessary actions to reduce our corporate cost structure to a level appropriate to the size of our remaining operations.
If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate them.
A significant portion of our growth has come from strategic acquisitions of businesses. We plan to continue making acquisitions to enhance our global market position and broaden our industrial tools product offerings. Our ability to successfully execute acquisitions will be impacted by a number of factors, including the availability of financing on terms acceptable to us, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations also may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the time-frame planned. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
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
Our total assets reflect substantial intangible assets, primarily goodwill. At August 31, 2019, goodwill and other intangible assets totaled $313 million, or 28% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. With respect to continuing operations, we recognized $22 million in non-cash impairment charges in fiscal 2019 related to the goodwill and intangible assets of several of our businesses (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" and "Critical Accounting Policies" for further discussion on goodwill, intangible asset and long-lived asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.
Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes also are possible. We have developed and implemented strategies thus far to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be detrimental to our business.
Our indebtedness could harm our operating flexibility and competitive position.
We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions or other strategic growth initiatives. We have, and will continue to have, a substantial amount of debt which requires interest and principal payments. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage.
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
Our senior credit agreement and our other debt agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date and we may not have the financial resources or be able to arrange alternative financing to do so. Borrowings under our senior credit facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic and certain foreign subsidiaries. If borrowings under our senior credit facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, the lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could materially adversely affect our business, financial condition and liquidity.
Our businesses operate in highly competitive markets, so we may be forced to cut prices or incur additional costs.
Our businesses generally face substantial competition, domestically and internationally, in each of their respective markets. We may lose market share in certain businesses or be forced to reduce prices or incur increased costs to maintain existing business. We compete globally on the basis of product design, quality, availability, performance and customer service. Present or future competitors in our markets may have greater financial, technical or other resources which could put us at a competitive disadvantage. In addition, some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us.

Our international operations pose currency and other risks.
We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenue. Approximately 60% of our net sales from continuing operations in fiscal 2019 were outside the United States. In addition, many of our manufacturing operations and suppliers are located outside the United States. Our international operations present special risks, primarily from currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions and controls on repatriation of cash. Changes in foreign currency exchange rates will continue to add volatility as over one-third of our sales from continuing operations are generated outside of the United States in currencies other than the U.S. dollar. In addition, United States tax reform has significantly changed how foreign operations are taxed in the United States. Therefore we continue to review how to transform our organizational structure in response. We earn a substantial portion of our income from international operations and therefore changes to where income is generated may have a material adverse effect on our liquidity and results of operations. To the extent that we expand our international presence, these risks may increase.
Geopolitical unrest and terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.
Terrorist attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity or trade disruptions may cause general economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown or recession in the U.S. or in other areas and could have a significant impact on our business, financial condition or results of operations.
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
A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and result in increased costs that we cannot recover.
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
The primary raw materials that are used in our products include steel, plastic resin, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials, including the impact of tariffs. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials that we need. If we experience a significant increase in raw material prices, or if we are unable to pass along increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low-cost regions. Changes in export regulations, taxes, tariffs and disruptions in transportation routes from regions that we source commodities and raw materials could adversely impact our results of operations.

We are subject to a wide variety of laws and regulations that may change in ways that are detrimental to our competitiveness or results.
Our businesses are subject to regulation under a broad range of U.S. and foreign laws and regulations. There is no assurance that such laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our results by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Particular legislative, regulatory or other areas that may have an effect on our structure, operations, markets, sales, liquidity, tax rate or the results of our businesses include export and import controls, anti-corruption law, competition law, data privacy regulations, currency controls and economic or political sanctions.
Costs and liabilities arising from legal proceedings could be material and adversely impact our financial results.
We are subject to a variety of legal and regulatory proceedings. We maintain insurance and have established reserves for these matters as appropriate and in accordance with applicable accounting standards and practices. Insurance coverage, to the extent it is available, may not cover all losses arising from such contingencies. Also, estimating legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. We also expect that additional legal proceedings and other contingencies will arise from time to time, and we cannot predict the magnitude and outcome of such additional matters. Moreover, we operate in jurisdictions where claims involving us may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets.
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
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cyber security failures resulting from human error and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers', partners', suppliers' and third-party service providers' data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
Our intellectual property portfolio may not prevent competitors from developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies.
Our patents, trademarks and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours or that our intellectual property portfolio will adequately deter misappropriation or improper use of our innovations and technology. In addition, further steps we take to protect our intellectual property, including non-disclosure agreements, may not prevent the misappropriation of our business critical secrets and information. In such circumstances, our competitive position and the value of our brand may be negatively impacted.
Our competitors or other persons could assert that we have infringed their intellectual property rights.
We may be the target of enforcement of patents or other intellectual property rights by third parties. Regardless of the merit of such claims, responding to infringement claims can be expensive and time consuming. If we are found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our current products and services.
Our customers and other business partners often require terms and conditions that expose us to significant risks and liabilities.
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
Item  1B.    Unresolved Staff Comments
None.

Item  2.    Properties
As of August 31, 2019, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	14	34	48	147	1,103	1,250
Engineered Components & Systems*	11	4	15	335	854	1,189
Corporate and Other	5	6	11	353	385	738
	30	44	74	835	2,342	3,177
* These owned locations are currently classified as "Assets from discontinued operations" on our Consolidated Balance Sheet and we anticipate divesting these facilities prior to the end of calendar 2019. The leases associated with these facilities will be assumed or bought out by the buyer of the EC&S segment.
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities associated with our continuing operations are located in the United States, China, the United Kingdom, the Netherlands and Spain. We also maintain a presence in Australia, Azerbaijan, Brazil, Germany, India, Italy, Japan, Kazakhstan, Singapore, South Africa, South Korea and

the United Arab Emirates. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, breaches of contract, employment, personal injury and other disputes.
We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operations or cash flows. For further information refer to Note 16, “Commitments and Contingencies” in the notes to the consolidated financial statements.
Item  4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. At September 30, 2019, there were 1,193 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2019, the Company declared a dividend of $0.04 per common share payable on October 14, 2019 to shareholders of record on September 27, 2019. In fiscal 2018, the Company declared a dividend of $0.04 per common share payable on October 15, 2018 to shareholders of record on September 28, 2018.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 21,455,568 shares of common stock for $640 million. The following table summarizes share repurchases during the fourth quarter of fiscal 2019, all of which were purchased under publicly announced share repurchase programs.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2019	—	$—	7,560,566
July 1 to July 31, 2019	426,935	22.79	7,133,631
August 1 to August 31, 2019	589,199	21.59	6,544,432
	1,016,134	$22.09
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of the Company's Class A common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Diversified Industrials index. The graph tracks the performance of a $100 investment in our Class A common stock and in each of the indexes (assuming the reinvestment of all dividends) from August 31, 2014 to August 31, 2019.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	8/14	8/15	8/16	8/17	8/18	8/19
Actuant Corporation	$100.00	$63.64	$70.90	$71.68	$87.91	$66.39
S&P 500	100.00	100.48	113.09	131.45	157.30	161.89
Dow Jones US Diversified Industrials	100.00	99.88	126.40	124.97	112.01	100.78
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

	Year Ended August 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Statement of Operations Data(1)(2):
Net sales	$655	$641	$617	$687	$737
Gross profit	293	283	261	291	330
Selling, administrative and engineering expenses	209	210	208	203	222
Amortization of intangible assets	9	9	9	11	12
Director & officer transition charges	—	—	8	—	—
Restructuring charges	4	11	3	9	—
Impairment & divestiture charges	23	3	117	130	64
Operating profit (loss)	48	50	(84)	(62)	32
Earnings (loss) from continuing operations	8	5	(95)	(62)	9

Diluted earnings (loss) per share from continuing operations	$0.13	$0.08	$(1.60)	$(1.05)	$0.15
Cash dividends per share declared	$0.04	$0.04	$0.04	$0.04	$0.04

Diluted weighted average common shares	61,607	61,028	59,436	59,010	62,055

Balance Sheet Data (at end of period)(2):
Cash	$211	$250	$230	$180	$169
Assets	1,124	1,485	1,517	1,439	1,637
Debt	460	533	562	580	588
Net debt (debt less cash)	249	283	332	400	419
 _______________________

(1)
Results are from continuing operations and exclude the financial results of businesses classified as "Assets from discontinued operations" and "Liabilities from discontinued operations" on the Consolidated Balance Sheets and of previously divested businesses reported as discontinued operations.

(2)
We have completed various acquisitions and divestitures that impact the comparability of the selected financial data specifically related to earnings (loss) from continuing operations. The results of operations for these acquisitions and divestitures are included in our financial results for all periods subsequent to their acquisition or prior to their divestiture date. The following tables summarize the acquisitions and divestitures that were completed during the last five fiscal years (amounts in millions):

Acquisition	Segment	Date Completed	Sales (a)	Purchase Price
Equalizer	Industrial Tools & Services	May 2018	$6	$6
Mirage Machines	Industrial Tools & Services	December 2017	12	17
Pipeline and Process Services (b)	Industrial Tools & Services	March 2016	32	66
Larzep, S.A.	Industrial Tools & Services	February 2016	8	16
 _______________________
(a)Represents approximate annual sales at the time of the acquisition.
(b)Acquired the Middle East, Caspian and North Africa operations of Four Quest Energy Inc.

Divestiture	Segment	Date Completed	Sales (a)	Proceeds from Sale
Viking Business	Other	December 2017	$19	$9
(a)Represents annual sales in fiscal year prior to divestiture.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
As discussed in Item 1, “Business,” during the fourth quarter of fiscal 2019, we realigned our Company’s financial reporting segments to reflect changes in our strategy related to the strategic disposition of the businesses comprising the EC&S segment. Therefore, we currently have only one reportable segment, IT&S. This segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Business Update
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. The IT&S segment continues to have exposure within the broad industrial landscape, mining and infrastructure markets. Due to economic uncertainties driven by geopolitical uncertainties, such as China tariffs and Brexit, we expect deceleration in demand for the majority of fiscal 2020. As a result, we expect consolidated fiscal 2020 adjusted core sales (sales growth excluding the impact of acquisitions, divestitures, strategic exits of non-profitable product and service lines and changes in foreign currency exchange rates) growth of (3%) to 1%.
We remain focused on pursuing both organic and acquisition-related growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our lean efforts across our manufacturing, assembly and service operations. Our IT&S segment is focused on accelerating global sales growth through new product introductions, a continued emphasis on sales and marketing efforts, and regional growth via second tier brands. In addition, we remain focused on reducing our concentration in the oil & gas vertical markets by growing sales of critical products, rentals, and services with new and existing customers in other attractive vertical markets including power generation, rescue, and mining. We expect IT&S segment year-over-year adjusted core sales growth of (3%) to 1% in fiscal 2020.
On January 24, 2019, the Company announced its intent to divest the remaining businesses within the EC&S segment to pursue an overall strategy as a pure-play industrial tools and services company and on July 9, 2019, entered into a SPA to sell these businesses at a sales price of approximately $214.5 million. We expect the divestiture will close in the fourth calendar quarter of 2019. We plan to use the divestiture proceeds to continue to execute our capital allocation strategy through debt reduction, share repurchases and strategic acquisition opportunities.
On March 21, 2019, we announced a new restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operation (IT&S segment), and iii) driving efficiencies within the overall corporate structure. Total restructuring charges associated with the new restructuring plan were $4 million in fiscal 2019 related primarily to headcount reductions and facility consolidations (predominantly related to the exit of certain non-profitable North America Service operations). Pre-tax cost savings realized from the fiscal 2019 announced restructuring plan totaled approximately $1 million benefiting the IT&S segment. The Company expects to achieve a total of $12-$15 million of annual savings with total restructuring costs of $15-$20 million and we anticipate completing the majority of these actions within fiscal 2020. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual incentive compensation differentials.

Total restructuring charges associated with previously announced restructuring initiatives, related to continuing operations, were $11 million and $3 million in fiscal 2018 and 2017, respectively. These restructuring costs related primarily to facility consolidations, headcount reductions and operational improvements throughout fiscal 2016 - 2018. Pre-tax cost savings, related to continuing operations, realized from executing the prior restructuring plans totaled approximately $25 million through fiscal 2019. Realized cost savings were comprised of $13 million within the IT&S segment, $8 million within the other operating segments and $3 million within Corporate.

Historical Financial Data (in millions)

	Year Ended August 31,
	2019		2018		2017
Statements of Earnings Data: (1)
Net sales	$655	100%	$641	100%	$617	100%
Cost of products sold	362	55%	358	56%	356	58%
Gross profit	293	45%	283	44%	261	42%
Selling, administrative and engineering expenses	209	32%	210	33%	208	34%
Amortization of intangible assets	9	1%	9	1%	9	1%
Director & officer transition charges	—	0%	—	0%	8	1%
Restructuring charges	4	1%	11	2%	3	0%
Impairment & divestiture charges	23	4%	3	0%	117	19%
Operating profit	48	7%	50	8%	(84)	(14)%
Financing costs, net	28	4%	31	5%	29	5%
Other expense, net	1	0%	—	0%	4	1%
Earnings (loss) before income tax expense (benefit)	19	3%	19	3%	(117)	(19)%
Income tax expense (benefit)	11	2%	14	2%	(23)	(4)%
Net earnings (loss) from continuing operations	8	1%	5	1%	(94)	(15)%
(Loss) earnings from discontinued operations, net of income taxes	(257)	(39)%	(26)	(4)%	29	5%
Net loss	$(249)	(38)%	$(21)	(3)%	$(66)	(11)%

Other Financial Data: (1)
Depreciation	$11		$11		$14
Capital expenditures	15		11		17
(1) Results are from continuing operations and exclude the financial results of businesses classified as "Assets from discontinued operations" and "Liabilities from discontinued operations" on the Consolidated Balance Sheets and of previously divested businesses reported as discontinued operations.

Fiscal 2019 compared to Fiscal 2018
Consolidated sales from continuing operations in fiscal 2019 were $655 million, 2% higher than the prior year sales of $641 million. Core sales increased 4% due to solid core sales growth in the IT&S segment (5%). Changes in foreign currency exchange rates unfavorably impacted sales comparisons by 2%. Gross profit margins remained relatively consistent year-over-year. We benefited from our strategic exit of highly customized heavy lifting projects which provided lower gross profit margins, offset from higher service & rental sales which provide lower gross profit margins. Operating profit was lower in fiscal 2019 as compared to fiscal 2018 as a result of increased impairment and divestiture charges. In fiscal 2019, we incurred $14 million of goodwill impairment charges associated with triggering events impacting Cortland U.S., $6 million of impairment & divestiture charges associated with the impairment of a customer relationship intangible in connection with the strategic exit of certain North America service offerings and $3 million of trade name impairment & divestiture charges associated with a re-branding strategy which will ultimately eliminate the use of certain secondary brands within the IT&S segment that were previously determined to be indefinite lived. In fiscal 2018, we incurred $3 million of impairment & divestiture charges associated with the divestiture of our Viking business. Financing costs also decreased in fiscal 2019 as a result of the execution of our capital allocation strategy to utilize cash to reduce our debt by $73 million over the course of fiscal 2019 in addition to reduced interest costs on our new Senior Credit Facility. Our income tax expense also decreased in fiscal 2019 as discussed in further detail within the Income Tax Expense section below.

Fiscal 2018 compared to Fiscal 2017
Consolidated sales from continuing operations in fiscal 2018 were $641 million, 4% higher than the prior year sales of $617 million. Core sales were up $18 million (3%), as a result of a 3% core sales increase in the IT&S segment. Changes in foreign currency exchange rates also favorably impacted sales comparisons by $14 million, while the net impact from the Mirage and Equalizer acquisitions, net of the Viking divestiture, reduced core sales by $7 million. Gross profit margins increased from 42% in fiscal 2017 to 44% in fiscal 2018 as a result of a higher net sales and the realization of benefits from restructuring activities which were offset by project overruns and production inefficiencies. Additionally, fiscal 2018 results included $3 million of impairment & divestiture charges related to the sale of our Viking business, while fiscal 2017 results included $8 million of director and officer transition charges as well as $117 million of impairment and divestiture charges related to the then pending sale of Viking. Fiscal 2018 included an increase in our effective income tax rate compared to the prior year due to provisional tax charges for U.S. tax reform act enacted in December 2017, the non-recurrence of fiscal 2017 income tax planning benefits and the deductibility and timing related to impairment and divestiture charges in both comparable years.

Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, highly engineered heavy lifting technology solutions, connectors for oil & gas, as well as hydraulic torque wrenches (Product product line). On the services side, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Year Ended August 31,
	2019	2018	2017
Net Sales	$610	$591	$553
Operating Profit	101	99	96
Operating Profit %	16.6%	16.8%	17.3%
Fiscal 2019 compared to Fiscal 2018
Fiscal 2019 IT&S segment net sales increased by $19 million (3%) from fiscal 2018 to $610 million. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by 3%, while the Mirage and Equalizer acquisitions increased net sales by 1%. The IT&S segment core sales increased $28 million (5%) on a year-over-year basis. Flat core sales for the Product product line reflected changing macroeconomic environments over the course of our fiscal year as strong growth in our core sales over the first three quarters of the fiscal year outweighed the strategic focus to exit heavy lifting technology projects which historically were at low margins, whereas the fourth quarter saw decelerating demand globally which was most reflected in our European operations. The core sales increase of 19% in the Service & Rental product line was the result of higher global maintenance activity levels as compared to the prior year, predominantly in our Middle East operations. Operating profit margins decreased from 16.8% in fiscal 2018 to 16.6% in fiscal 2019 primarily due to additional impairment & divestiture charges in fiscal 2019 as compared to 2018 (impairment & divestiture charges of $9 million related to tradename and customer relationship intangible impairments in 2019 with no impairment & divestiture charges in fiscal 2018) and sales mix, specifically the increased revenues from Middle East service & rental which have lower gross profit margins than our product sales, partially offset by increased margins in our product sales as a result of our strategic focus to exit heavy lifting technology projects which historically were at low margins. Restructuring charges were $4 million in both fiscal 2019 and 2018.

Fiscal 2018 compared to Fiscal 2017
Fiscal 2018 IT&S segment net sales increased by $39 million (7%) from fiscal 2017 to $591 million. Changes in foreign currency exchange rates favorably impacted sales comparisons by 2%, while the Mirage and Equalizer acquisitions increased net sales by 2%. The IT&S segment core sales increased 3% on a year-over-year basis. The core sales increase of 6% for the Product product line reflected broad based industrial tool demand across all major geographies and end markets and contributions from our commercial effectiveness and new product development efforts. This increase was offset by a core sales decrease of 4% in the Service & Rental product line as global maintenance activity levels declined from prior year. Operating profit margins decreased from 17.3% in fiscal 2017 to 16.8% in fiscal 2018, due to production inefficiencies and ongoing investments in commercial and engineering activities which were partially offset by the margin expansion impact of incremental volume. Restructuring charges were $4 million and $3 million in fiscal 2018 and 2017, respectively.
Corporate
Corporate consists of selling and administrative costs and expenses including executive, legal, finance, and technology that are not allocated to the segments based on their nature, as well as corporate costs previously allocated to the EC&S segment that must be excluded from discontinued operations based on their nature. Corporate expenses were $42 million in fiscal 2019 compared to $44 million in fiscal 2018. A decrease in annual incentive amounts and restructuring charges of $5 million in fiscal 2018 (no restructuring costs in fiscal 2019) partially offset by increased outsourced consulting fees resulted in a $2 million year-over-year cost reduction. Non-recurring director and officer transition charges of $8 million in fiscal 2017 were the primary reason for the $7 million decrease in fiscal 2018 from $50 million in fiscal 2017.
Financing Costs, Net
Net financing costs were $28 million, $31 million and $29 million in fiscal 2019, 2018 and 2017, respectively. Fiscal 2019 net financing costs decreased primarily from fiscal 2018 as a result of the $73 million of term loan principal payments made throughout fiscal 2019 and lower interest rates resulting from our March 2019 Senior Credit Facility refinancing. Fiscal 2018 net financing costs increased from fiscal 2017 resulting from increases in interest rates on our variable rate debt.
Income Tax Expense
The Company's income tax expense or benefit is impacted by a number of factors, including the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. Pre-tax earnings (loss), income tax expense (benefit) and effective income tax rate from continuing operations for the past three years were as follows (in thousands):

	Year Ended August 31,
	2019	2018	2017
Earnings (loss) from continuing operations before income tax expense (benefit)	$18,724	$19,196	$(117,889)
Income tax expense (benefit)	10,657	14,450	(22,614)
Effective income tax rate	56.9%	75.3%	19.2%

The comparability of pre-tax earnings (loss), income tax expense (benefit) and the related effective income tax rates are impacted by impairment and other divestiture charges as well as the Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017. Fiscal 2019 results included $23 million of impairment and divestiture charges, while fiscal 2018 and 2017 results included $3 million and $117 million, respectively. A substantial portion of these charges do not result in tax benefits. The fiscal 2019 tax provision included tax benefits of $2 million related to legislative changes and additional guidance related to the Act. The fiscal 2018 tax provision included net tax expense of approximately $6 million related to the revaluation of U.S. deferred taxes as a result of the Act and the establishment of valuation allowances against foreign tax credit carryforwards and net deferred tax assets of various jurisdictions.
Both the current and prior year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives. The Company’s earnings (loss) before income taxes from continuing operations, excluding impairment and other divestiture charges, included approximately 80% of earnings from foreign jurisdictions for fiscal 2019 compared to 76% in fiscal 2018 which results in an effective tax rate that is higher than the current U.S. statutory tax rate of 21%. Excluding the impairment and divestiture charges, the fiscal 2019 effective tax rate was 30.2%, which increased from the fiscal 2018 effective tax rate of 22.8% due to one-time tax benefits related to the Act in fiscal 2018 that will not repeat in future periods.
Items Impacting Comparability
On December 1, 2017, the Company completed the sale of the Viking business which had net sales from continuing operations of $3 million and $19 million million for the years ended August 31, 2018 and 2017, respectively.
In fiscal 2018, the Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") and the stock of Equalizer International, Limited ("Equalizer"). The acquired businesses generated combined net sales of $14 million and $9 million for the years ended August 31, 2019 and 2018, respectively.
Liquidity and Capital Resources
At August 31, 2019, cash and cash equivalents were $211 million, comprised of $163 million of cash held by foreign subsidiaries and $48 million held domestically. We periodically utilize income tax safe harbor provisions to make temporary short-term intercompany advances from our foreign subsidiaries to our U.S. parent. There were no temporary intercompany advances outstanding at August 31, 2019 and 2018. We had $5 million in temporary intercompany advances outstanding at August 31, 2017. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2019	2018	2017
Net cash provided by operating activities	$54	$106	$89
Net cash provided by (used in) investing activities	11	(63)	(28)
Net cash used in financing activities	(100)	(18)	(15)
Effect of exchange rate changes on cash	(5)	(4)	4
Net (decrease) increase in cash and cash equivalents	$(40)	$21	$50
Cash flow provided by operations was $54 million in fiscal 2019, a decrease of $52 million from the prior year due primarily to higher cash taxes paid, higher incentive compensation payouts in fiscal 2019 from 2018 results, a change in the timing of our 401(k) plan Company match funding and additional cash usage associated with divestiture costs. We utilized the cash flow from operations, along with $36 million of cash from the sale of our PHI and Cortland Fibron businesses and excess cash on hand, for $73 million of principal payments on our outstanding term term loan ($43 million more than our required commitment as of August 31, 2018), $27 million of capital expenditures and to repurchase approximately 1 million shares of our outstanding common stock for approximately $22 million.
Cash flow from operations in fiscal 2018 was $106 million, an increase of $18 million from the prior year due to higher cash earnings and reduced net cash tax payments. We utilized the cash flow from operations to fund $23 million of business acquisitions, $21 million of capital expenditures, and $30 million of principal repayments on our term loan. In addition, in order to facilitate the sale of our Viking business, we used cash of approximately $27 million to buy out leases of rental assets.
On March 29, 2019, the Company refinanced its Senior Credit Facility, which is comprised of a $400 million revolving line of credit and a $200 million term loan (see Note 7, "Debt" in the notes to the consolidated financial statements for further details of the new Senior Credit Facility). The unused credit line and amount available for borrowing under the revolver was $399 million at August 31, 2019.
The $200 million term loan is required to be repaid in principal installments of $1.25 million per quarter beginning on August 31, 2019, increasing to $2.5 million per quarter beginning on May 31, 2020, increasing to $3.75 million per quarter beginning on May 31, 2021, and increasing to $5 million per quarter beginning on May 31, 2022, with the remaining balance due at maturity (March 29, 2024).
Borrowings under the Senior Credit Facility bear interest based on LIBOR or a base rate, with interest rate spreads above LIBOR or the base rate being subject to adjustments based on the Company’s net leverage ratio, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 0.125% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee is payable quarterly on the average unused revolving credit facility ranging from 0.15% to 0.30% per annum, based on the Company’s net leverage ratio.
The agreement governing the Senior Credit Facility contains customary limits and restrictions concerning investments, sales of assets, liens on assets and dividends and includes two financial covenants-a maximum net leverage ratio of 3.75:1.00 and a minimum interest coverage ratio of 3.50:1.00, in each case subject to adjustment in connection with certain transactions, including reduction of the minimum interest coverage ratio to 3.00:1.00 for any fiscal quarter ending within 12 months after the sale of the principal businesses comprising the EC&S segment and an increase to the leverage ratio from 3.75:1.00 to 4.25: 1.00 during the four fiscal quarters after a significant acquisition.
Subsequent to the refinancing of the Senior Credit Facility, in addition to the required term loan principal payment of $1 million, the Company utilized excess cash to prepay a total of $24 million, reducing the remaining principal due to $175 million at August 31, 2019.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (in millions):

	August 31, 2019		August 31, 2018
	$	PWC %	$	PWC %
Accounts receivable, net	$126	20%	$123	19%
Inventory, net	77	12%	72	11%
Accounts payable	(77)	(12)%	(70)	(11)%
Net primary working capital	$126	20%	$125	19%
Total primary working capital was $126 million at August 31, 2019 which stayed relatively consistent with the $125 million at August 31, 2018. Primary working capital increased slightly due to increased accounts receivable as a result of significant sales growth in the Middle East which has longer payment terms, increased inventory levels resulting from lower fourth quarter fiscal 2019 sales due to recent decelerating demand, offset by an increase in accounts payable as we continue to work with our supply chain to extend payment terms to be commensurate with those of our customers.
Our accounts receivable are derived from a diverse customer base spread across a number of industries, with our largest single customer generating approximately 3% of fiscal 2019 net sales from continuing operations.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $15 million, $11 million and $17 million in fiscal 2019, 2018 and 2017, respectively. Capital expenditures for fiscal 2020 are expected to be $10-$12 million, but could vary depending on business performance, changes in foreign currency exchange rates, growth opportunities and the amount of assets leased instead of purchased.
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
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations. As of August 31, 2019, the present value of future minimum lease payments, using a weighted average discount rate of 1.89%, on previously divested or spun-off businesses was as follows: $2 million in each fiscal year for fiscal 2020 through 2024 and less than $1 million in aggregate thereafter.
We had outstanding letters of credit totaling $18 million and $24 million at August 31, 2019 and 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.

Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2020	2021	2022	2023	2024	Thereafter	Total
Debt (short-term and long-term)	$8	$12	$305	$20	$118	$—	$463
Interest on long-term debt	22	22	19	4	3	—	70
Operating leases*	23	19	16	10	7	35	110
	$53	$53	$340	$34	$128	$35	$643

*Table includes contractual obligations associated with leases of the EC&S segment held for sale as of August 31, 2019. Certain leases are currently in the name of Actuant Corporation or operating subsidiaries that will not be divested, and we are working proactively with the buyer to transfer leases into the name of a subsidiary to be divested or to buy out the lease with reimbursement of the cost from the buyer.
Interest on long-term debt assumes the current interest rate environment and revolver borrowings consistent with August 31, 2019 debt levels.
Our contractual obligations generally relate to amounts due under contracts with third-party service providers. These contracts are primarily for real estate leases, information technology services and telecommunications services. Only those obligations that are not cancelable are included in the table.
As part of our global sourcing strategy, we have entered into agreements with certain suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer orders. We have the ability to notify the supplier that they no longer need to maintain the minimum level of inventory should we discontinue manufacture of a product during the contract period, however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time. As these contracts allow for us to terminate with appropriate notice so long as we utilize the remaining inventory on hand at the supplier and there are no overall minimum volumes in these contracts other than what the supplier is required to maintain on hand at any given point in time, these contracts are excluded from the table above.
We have long-term obligations related to our deferred compensation, pension and postretirement plans that are excluded from this table and summarized in Note 11, “Employee Benefit Plans” in the notes to the consolidated financial statements.
Our liability for unrecognized tax benefits was $24 million at August 31, 2019, but is not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow.
Inventories:  Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 48% and 41% of total inventories at August 31, 2019 and 2018, respectively). If the LIFO method were not used, inventory balances would be higher than amounts presented in the consolidated balance sheet by $10 million and $5 million at August 31, 2019 and 2018, respectively. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.

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
In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which calculates fair value as the sum of the projected discounted cash flows over a discrete seven-year period plus an estimated terminal value. Significant assumptions include forecasted revenues, operating profit margins, and discount rates applied to the future cash flows based on the respective reporting unit's estimated weighted average cost of capital. In certain circumstances, we also review a market approach in which a trading multiple is applied to either forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization) or anticipated proceeds of the reporting unit to arrive at the estimated fair value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.
Fiscal 2019 Impairment Charges: As a result of a triggering event in fiscal 2019, we recorded a $14 million goodwill impairment charge associated with the Cortland U.S. reporting unit. See Note 6, "Goodwill, Intangible Assets, and Long-Lived Assets" in the notes to the consolidated financial statements for further discussion.
In addition, as a result of the EC&S reporting unit being held for sale as of August 31, 2019, we recorded a $210 million impairment charge representing the excess of the net book value of the net assets of the reporting unit as compared to the anticipated proceeds less costs to sell which is recorded within "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations.
The annual review of the reporting units representing continuing operations did not result in any reporting units having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%.
Fiscal 2018 Impairment Charges: Our fourth quarter fiscal 2018 impairment review resulted in a review of the recoverability of the goodwill and long-lived assets of two reporting units (Cortland and PHI) for which the results of those assessments below are included in the results of discontinued operations.
Cortland Reporting Unit: The Cortland reporting unit recognized impairment charges in conjunction with Cortland Fibron’s held for sale classification, resulting in a $10 million impairment charge representing the excess of net book value of assets held for sale over anticipated proceeds. This impairment charge included $4 million related to goodwill. The impairment charge is recorded within "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, “Divestiture Activities” in the notes to the consolidated financial statements for further discussion.
PHI Reporting Unit: The PHI business primarily designs, manufactures and distributes concrete tensioning products. Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to recent market share losses, resulted in a fair value estimate of the reporting unit lower than its carrying value. As a result, we recognized a $17 million impairment charge related to the goodwill of the PHI business, which represented the entire goodwill balance of the reporting unit. The impairment charge is recorded within "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, “Divestiture Activities” in the notes to the consolidated financial statements for further discussion.
Fiscal 2017 Year-End Impairment Test: Our annual fiscal 2017 impairment review resulted in one reporting unit (Cortland) having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%, however the test did not result in the need to record an impairment charge.
Indefinite-lived intangibles (tradenames): Indefinite-lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite lived assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required. We recognized an impairment charge of $3 million in the fourth quarter of fiscal 2019 as a result of our determination that two secondary tradenames which were previously assumed to have an indefinite life would be phased out over the next 12-15 months and be re-branded with the Enerpac tradename.

The fiscal 2019 annual impairment review of the remaining indefinite-lived intangible assets (that represented components of continuing operations) did not result in any indefinite-lived assets having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%.
We recognized impairment charges during the fourth quarter of fiscal 2018 to write-down the value of tradenames by $7 million in relation to the Cortland Fibron held for sale treatment (impairment charge recorded as a component of "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations).
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
In the fourth quarter of fiscal 2019, in connection with our North America service restructuring within the IT&S segment, we identified one customer relationship intangible asset associated with the component of the service business we intend to exit. As a result of our assessment, for which the primary assumption is the anticipated revenues associated with those customers, we determined that the fair value of the intangible asset was less than its carrying value, and therefore, recorded a $6 million impairment charge. See Note 6, "Goodwill, Intangible Assets, and Long-Lived Assets" in the notes to the consolidated financial statements for further discussion.
Also in the fourth quarter of fiscal 2019, in connection with the held-for-sale treatment of the remaining businesses within the EC&S segment, we recognized a $54 million impairment charge related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition of those businesses which is recorded in "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, "Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
In the fourth quarter of fiscal 2018, related to the held-for-sale treatment of our Cortland Fibron business, we recognized a $46 million long-lived asset impairment, representing the excess of net book value of assets held for sale over anticipated proceeds which consisted of i) $35 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition; ii) $10 million representing the excess of the net book value of assets held for sale to the anticipated proceeds and iii) $1 million of other divestiture charges. These charges are recorded as a component of "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, "Divestiture Activities" in the notes to the consolidated financial ftatements for further discussion.
During the fourth quarter of fiscal 2018, the undiscounted operating cash flows of our PHI business did not exceed the carrying value of the net assets of the business, resulting in a long-lived asset impairment charge of $6 million (recorded as a component of "(Loss) earnings from discontinued operations" on the Consolidated Statements of Operations), consisting of charges of $5 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively. See Note 5, "Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
In the fourth quarter of fiscal 2017, related to the pending sale of our Viking business, we recognized an $85 million long-lived asset impairment, representing the excess of the net book value of assets held for sale over the anticipated proceeds which included $69 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition. See Note 5, "Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
Significant management judgment is required in performing impairment tests, principally in determining the fair value of long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, future additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.

Business Combinations and Purchase Accounting: Business combinations are accounted for using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. This methodology incorporates various estimates and assumptions, the most significant being projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates.
Employee Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2019 and 2018, the discount rates on domestic benefit plans were 2.90% and 4.05%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds, index funds and bond funds. The expected return on domestic benefit plan assets was 5.75% and 7% for the fiscal years ended August 31, 2019 and 2018, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2019 domestic benefit plan expense.
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
Foreign Currency Risk—We maintain operations in the U.S. and various foreign countries. Our non-U.S. operations, the largest of which are located in the Netherlands (and other countries whose functional currency is the Euro), the United Kingdom, Australia, the United Arab Emirates and China, have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions, primarily forward foreign currency swaps, that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 9, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $26 million lower and operating profit would have been $3 million higher for the twelve months ended August 31, 2019. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2019 financial position would result in a $35 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow because the interest rate on such debt is fixed. Our variable-rate debt obligations consist primarily of revolver and term loan borrowings under our Senior Credit Facility. A ten percent increase in the average cost of our variable rate debt would have resulted in an approximate $1 million increase in financing costs for the year-ended August 31, 2019.
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

To the Board of Directors and Shareholders of Actuant Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Actuant Corporation and its subsidiaries (the “Company”) as of August 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Cortland U.S. Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $260.4 million as of August 31, 2019, and the goodwill associated with the Other segment was $17.5 million, which includes the Cortland U.S. reporting unit. Management tests goodwill for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded. In estimating fair value, management utilizes a discounted cash flow model, which is dependent on a number of assumptions including forecasted revenues, operating profit margins, and the weighted average costs of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Cortland U.S. reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions, including the forecasted revenues, operating profit margins, and weighted average costs of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management, including the forecasted revenues, operating profit margins, and weighted average costs of capital. Evaluating management’s assumptions related to the forecasted revenues and operating profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model, and certain significant assumptions, including the weighted average cost of capital.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 28, 2019

We have served as the Company’s auditor since 1997.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2019	2018	2017
Net sales
Product	478,946	489,623	460,390
Service & rental	175,812	151,680	156,201
Total net sales	654,758	641,303	616,591
Cost of products sold
Product	247,771	264,878	261,888
Service & rental	114,335	93,141	94,333
Total cost of products sold	362,106	358,019	356,221
Gross profit	292,652	283,284	260,370

Selling, administrative and engineering expenses	209,231	210,256	208,128
Amortization of intangible assets	8,922	9,280	9,097
Director & officer transition charges	—	—	7,784
Restructuring charges	4,156	10,555	3,234
Impairment & divestiture charges	22,827	2,987	116,979
Operating profit (loss)	47,516	50,206	(84,852)
Financing costs, net	28,163	30,872	29,221
Other expense, net	629	138	3,816
Earnings (loss) before income tax expense (benefit)	18,724	19,196	(117,889)
Income tax expense (benefit)	10,657	14,450	(22,614)
Net earnings (loss) from continuing operations	8,067	4,746	(95,275)
(Loss) earnings from discontinued operations, net of income taxes	(257,212)	(26,394)	29,062
Net loss	(249,145)	(21,648)	(66,213)

Earnings (loss) per share from continuing operations
Basic	$0.13	$0.08	$(1.60)
Diluted	$0.13	$0.08	$(1.60)

(Loss) earnings per share from discontinued operations
Basic	(4.21)	(0.44)	0.49
Diluted	(4.18)	(0.43)	0.49

Loss per share
Basic	(4.07)	(0.36)	(1.11)
Diluted	(4.04)	(0.35)	(1.11)

Weighted average common shares outstanding
Basic	61,151	60,441	59,436
Diluted	61,607	61,028	59,436

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Twelve Months Ended August 31,
	2019	2018	2017
Net loss	$(249,145)	$(21,648)	$(66,213)
Other comprehensive income, net of tax
Foreign currency translation adjustments	(27,527)	49,307	20,470
Foreign currency translation due to divested business	34,909	—	—
Pension and other postretirement benefit plans	(4,809)	3,709	4,092
Total other comprehensive income, net of tax	2,573	53,016	24,562
Comprehensive (loss) income	$(246,572)	$31,368	$(41,651)

The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2019	2018
A S S E T S
Current assets
Cash and cash equivalents	$211,151	$250,490
Accounts receivable, net	125,883	123,261
Inventories, net	77,187	72,020
Assets from discontinued operations	285,578	568,933
Other current assets	30,526	32,529
Total current assets	730,325	1,047,233
Property, plant and equipment, net	56,729	54,974
Goodwill	260,415	280,132
Other intangible assets, net	52,375	71,657
Other long-term assets	24,430	31,221
Total assets	$1,124,274	$1,485,217

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Trade accounts payable	$76,914	$69,584
Accrued compensation and benefits	26,421	35,992
Current maturities of debt	7,500	30,000
Income taxes payable	4,838	4,091
Liabilities from discontinued operations	143,763	160,573
Other current liabilities	40,965	53,768
Total current liabilities	300,401	354,008
Long-term debt, net	452,945	502,695
Deferred income taxes	1,564	3,947
Pension and postretirement benefit liabilities	20,213	13,957
Other long-term liabilities	47,972	51,898
Total liabilities	823,095	926,505
Commitments and contingencies (Note 16)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 81,920,679 and 81,423,584 shares, respectively	16,384	16,285
Additional paid-in capital	181,213	167,448
Treasury stock, at cost, 21,455,568 and 20,439,434 shares, respectively	(640,212)	(617,731)
Retained earnings	915,466	1,166,955
Accumulated other comprehensive loss	(171,672)	(174,245)
Stock held in trust	(3,070)	(2,450)
Deferred compensation liability	3,070	2,450
Total shareholders' equity	301,179	558,712
Total liabilities and shareholders' equity	$1,124,274	$1,485,217
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2019	2018	2017
Operating Activities
Net loss	$(249,145)	$(21,648)	$(66,213)
Less: Net (loss) earnings from discontinued operations	(257,212)	(26,394)	29,062
Net earnings (loss) from continuing operations	8,067	4,746	(95,275)
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges, net of tax effect	20,930	12,385	108,860
Depreciation and amortization	20,217	20,405	22,925
Stock-based compensation expense	10,882	11,333	14,939
Provision (benefit) for deferred income taxes	3,955	5,588	(8,706)
Amortization of debt issuance costs	1,200	2,399	1,657
Other non-cash adjustments	405	285	505
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(4,993)	(7,462)	11,230
Inventories	(7,760)	(1,142)	(4,502)
Trade accounts payable	6,858	(1,872)	3,128
Prepaid expenses and other assets	5,269	(3,868)	(5,026)
Income tax accounts	(913)	17,354	(5,085)
Accrued compensation and benefits	(8,368)	1,609	283
Other accrued liabilities	(14,846)	10,156	3,159
Cash provided by operating activities - continuing operations	40,903	71,916	48,092
Cash provided by operating activities - discontinued operations	12,942	34,177	40,407
Cash provided by operating activities	53,845	106,093	88,499

Investing Activities
Capital expenditures	(14,923)	(11,021)	(17,238)
Proceeds from sale of property, plant and equipment	1,462	104	448
Rental asset buyout for Viking divestiture	—	(27,718)	—
Proceeds from sale of business, net of transaction costs	—	8,902	—
Cash paid for business acquisitions, net of cash acquired	—	(23,218)	—
Cash used in investing activities - continuing operations	(13,461)	(52,951)	(16,790)
Cash provided by (used in) investing activities - discontinued operations	24,507	(9,800)	(10,835)
Cash provided by (used in) investing activities	11,046	(62,751)	(27,625)

Financing Activities
Payment for redemption of term loan	(200,000)	—	—
Proceeds from issuance of term loan	200,000	—	—
Principal repayments on term loan	(72,500)	(30,000)	(18,750)
Redemption of 5.625% senior notes	—	—	(500)
Purchase of treasury shares	(22,481)	—	—
Taxes paid related to the net share settlement of equity awards	(1,872)	(1,284)	(1,065)
Stock option exercises & other	1,900	15,681	8,265
Payment of cash dividend	(2,439)	(2,390)	(2,358)
Payment of debt issuance costs	(2,125)	—	—
Cash used in financing activities - continuing operations	(99,517)	(17,993)	(14,408)
Cash used in financing activities - discontinued operations	—	—	(742)
Cash used in financing activities	(99,517)	(17,993)	(15,150)

Effect of exchange rate changes on cash	(4,713)	(4,430)	4,243
Net (decrease) increase in cash and cash equivalents	(39,339)	20,919	49,967
Cash and cash equivalents - beginning of period	250,490	229,571	179,604
Cash and cash equivalents - end of period	$211,151	$250,490	$229,571
The accompanying notes are an integral part of these consolidated financial statements.

ACTUANT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2016	79,393	$15,879	$114,980	$(617,731)	$1,259,645	$(251,823)	$(2,646)	$2,646	$520,950
Net loss	—	—	—	—	(66,213)	—	—	—	(66,213)
Other comprehensive income, net of tax	—	—	—	—	—	24,562	—	—	24,562
Stock contribution to employee benefit plans and other	17	3	890	—	—	—	—	—	893
Restricted stock awards	397	79	(79)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,390)	—	—	—	(2,390)
Stock based compensation expense	—	—	16,733	—	—	—	—	—	16,733
Stock option exercises	374	75	7,687	—	—	—	—	—	7,762
Tax effect of stock option exercises and restricted stock vesting	—	—	(2,042)	—	—	—	—	—	(2,042)
Stock issued to, acquired for and distributed from rabbi trust	19	4	280	—	—	—	(50)	50	284
Balance at August 31, 2017	80,200	16,040	138,449	(617,731)	1,191,042	(227,261)	(2,696)	2,696	500,539
Net loss	—	—	—	—	(21,648)	—	—	—	(21,648)
Other comprehensive income, net of tax	—	—	—	—	—	53,016	—	—	53,016
Stock contribution to employee benefit plans and other	20	4	535	—	—	—	—	—	539
Restricted stock awards	400	80	(80)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,439)	—	—	—	(2,439)
Stock based compensation expense	—	—	14,457	—	—	—	—	—	14,457
Stock option exercises	780	156	14,984	—	—	—	—	—	15,140
Tax effect related to net share settlement of equity awards	—	—	(1,281)	—	—	—	—	—	(1,281)
Stock issued to, acquired for and distributed from rabbi trust	25	5	384	—	—	—	246	(246)	389
Balance at August 31, 2018	81,424	16,285	167,448	(617,731)	1,166,955	(174,245)	(2,450)	2,450	558,712
Net loss	—	—	—	—	(249,145)	—	—	—	(249,145)
Other comprehensive income, net of tax	—	—	—	—	—	2,573	—	—	2,573
Stock contribution to employee benefit plans and other	20	4	492	—	—	—	—	—	496
Restricted stock awards	375	75	(75)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,419)	—	—	—	(2,419)
Treasury stock repurchases	—	—	—	(22,481)	—	—	—	—	(22,481)
Stock based compensation expense	—	—	13,318	—	—	—	—	—	13,318
Stock option exercises	65	13	1,391	—	—	—	—	—	1,404
Tax effect related to net share settlement of equity awards	—	—	(1,872)	—	—	—	—	—	(1,872)
Stock issued to, acquired for and distributed from rabbi trust	35	7	511	—	—	—	(620)	620	518
Adoption of accounting standard (Note 1)	—	—	—	—	75	—	—	—	75
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
ACTUANT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies
Nature of Operations: Actuant Corporation, doing business as Enerpac Tool Group (“Actuant” or the “Company”), is a global manufacturer of a broad range of industrial products and solutions, organized into three operating segments. The Industrial Tools & Services segment ("IT&S"), the Company's only reportable segment, is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets.
Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation, as discussed in the New Accounting Pronouncements section.
During the fourth quarter of fiscal 2019, the Company’s financial reporting segments were modified to reflect changes in our reporting structure as a result of entering into a Securities Purchase Agreement ("SPA") to sell the remaining businesses within our legacy Engineered Components & Systems segment exclusive of Cortland U.S. The Company now has three operating segments; Industrial Tools & Services ("IT&S"), Other, and Engineered Components and Systems ("EC&S"). The IT&S segment remains unchanged from our previous segment structure and represents the only reportable segment. All prior period disclosures have been adjusted to reflect the one reportable segment. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools as well as providing services and tool rentals to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Other operating segment is comprised of Cortland U.S., along with the Viking business which was divested on the first day of the second quarter of fiscal 2018. These two operating segments represent continuing operations within our consolidated financial statements. The EC&S segment, after the change in reporting structure, represents the businesses currently subject to the SPA with an anticipated closure date in the fourth calendar quarter of 2019, as well as the Cortland Fibron and Precision Hayes International ("PHI") businesses which were divested in fiscal 2019. As the pending divestiture of the remaining businesses within the EC&S segment in combination with the divestiture of Cortland Fibron and PHI represent a strategic shift in our operations, the results of operations for the EC&S segment are classified in "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations for all periods presented. In addition, the Consolidated Balance Sheets have been recast such that the assets and liabilities of the EC&S segment are classified as "Assets from discontinued operations" and "Liabilities from discontinued operations", respectively, for both periods presented. Furthermore, all disclosures within these footnotes to the financial statements have also been recast to coincide with our updated segmentation.
Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (47.9% and 40.7% of total inventories in 2019 and 2018, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $10.3 million and $5.4 million at August 31, 2019 and 2018, respectively.
The nature of the Company’s products is such that they generally have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. In addition, many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. Certain locations maintain and manage their inventories using a job cost system where the distinction of categories of inventory by state of completion is also not available. As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets (joint integrity tools) which are rented to customers of our IT&S segment. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter. Depreciation expense was $11.3 million, $11.1 million and $13.8 million for the years ended August

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

31, 2019, 2018 and 2017, respectively. The following is a summary of the Company's components of property, plant and equipment (in thousands):

	August 31, 2019	August 31, 2018
Land, buildings and improvements	$29,661	$30,296
Machinery and equipment	140,083	131,716
Gross property, plant and equipment	169,744	162,012
Less: Accumulated depreciation	(113,015)	(107,038)
Property, plant and equipment, net	$56,729	$54,974
Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and non-compete agreements, are amortized over periods from one to twenty-five years.
The Company’s goodwill is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recorded and should not exceed the total amount of the goodwill allocated to the reporting unit. Indefinite lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets.
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the changes in product warranty reserves for fiscal years 2019 and 2018 (in thousands):

	2019	2018
Beginning balance	$931	$1,353
Provision for warranties	1,326	962
Warranty payments and costs incurred	(1,077)	(1,388)
Impact of changes in foreign currency rates	(35)	4
Ending balance	$1,145	$931
Revenue from Contracts with Customers: The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control of a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the goods or services transferred. When contracts include multiple products or services to be delivered to the customer, the consideration for each element is generally allocated on the standalone transaction prices of the separate performance obligations, using the adjusted market assessment approach.
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
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs.The Company generally does not require collateral or

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $5.1 million and $5.0 million at August 31, 2019 and 2018, respectively.
Taxes Collected: Taxes collected by the Company from a customer concurrent with revenue-producing activities are excluded from "Net sales" within the Consolidated Statements of Operations.
Shipping and Handling Costs: The Company records costs associated with shipping its products after control over a product has transferred to a customer and are accounted for as fulfillment costs. These costs are reported in the Consolidated Statements of Operations in "Cost of products sold."
Research and Development Costs: Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $9.3 million, $8.7 million and $8.9 million in fiscal 2019, 2018 and 2017, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $0.2 million and $3.6 million in fiscal 2019 and 2017, respectively, with a gain of less than $0.1 million in fiscal 2018.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $0.7 million for fiscal 2019 and $1.2 million for both fiscal 2018 and 2017.
Income Taxes: The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings, are recognized as a reduction of the provision for income taxes in the year in which they are available for U.S. tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries, as such earnings are intended to be indefinitely reinvested. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
Foreign Currency Translation: The financial statements of the Company’s foreign operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an appropriate weighted average exchange rate for each applicable period within the Consolidated Statements of Operations. Translation adjustments are reflected in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity caption “Accumulated other comprehensive loss.”
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2019	2018
Foreign currency translation adjustments	$151,115	$158,497
Pension and other postretirement benefit plans, net of tax	20,557	15,748
Accumulated other comprehensive loss	$171,672	$174,245
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, fair value of stock-based awards, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. Actual results could differ materially and adversely from those estimates and assumptions, and such results could materially affect the Company’s consolidated net income, financial position, or cash flows.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

With the divestiture of the EC&S segment the Company now meets the threshold requirements of Regulation S-X 5-03(1) to breakout sales and cost of sales by various categories on the Statements of Operations. The Company manages the profitability of its product and service & rental categories on a combined basis given the complexity of the business model. This model includes providing integrated product and service solutions resulting in facilities that generate revenues from both product and service & rental categories, which also have significant indirect and facility overhead costs included in cost of sales. As such, significant judgment and estimates are required to disaggregate product and service & rental cost of sales including allocating indirect and facility overhead costs between cost of product sales and the cost of service & rental sales. Changes in these judgments and estimates could materially change the allocation of the indirect and facility overhead costs to the different sales categories and the resulting ratio of cost of sales to net sales by category. Because the sales mix heavily favors the product category, a change in the mix of cost of sales between the sales categories would have a more significant impact on the ratio of cost of sales to net sales for the service & rental category. In addition, due to the recent changes in our business model, which includes the integration of the Enerpac and Hydratight businesses within the IT&S segment, the decision to exit certain non-strategic businesses and product lines, and the restructuring actions taken by the Company, the historical ratios of cost of sales to net sales by category may not be indicative of future ratios of cost of sales to net sales by category.
Subsequent Events: Subsequent to August 31, 2019, the Company divested certain assets and liabilities of two non-core product lines for cash proceeds of $8.5 million.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09 and subsequent updates included in ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 (collectively referred to as Accounting Standards Codification 606 “ASC 606”), an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance was adopted by the Company on September 1, 2018 using the modified retrospective method and was applied to contracts that were not completed or substantially complete as of September 1, 2018. Results for the reporting period beginning after September 1, 2018 are presented under ASC 606, while prior year amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policy in accordance with ASC 605 Revenue Recognition. The Company reported a net increase to opening retained earnings of $0.1 million on September 1, 2018 as a result of the cumulative impact of adopting ASC 606. See Note 2, “Revenue from Contracts with Customers,” for further discussion of the adoption of ASC 606.
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
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01 and ASU 2019-01), to increase transparency and comparability among organizations by recognizing all lease transactions on the balance sheet as a lease liability and a right-of-use asset. This guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company will adopt this standard in the first quarter of fiscal year ending November 30, 2019 (fiscal 2020) using a modified retrospective approach and through implementing selected third-party lease software utilized as a central repository for all leases. We will make certain elections including the package of practical expedients allowing us to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

existing leases, and initial direct costs for any existing leases. In addition, we will elect not to recognize right of use (“ROU”) assets or lease liabilities for leases containing terms of 12 months or less, and the Company will elect to not separate lease components from non-lease components for all asset classes. As of September 1, 2019, the Company anticipates additions to the balance sheet of right-of-use assets, offset by the associated liabilities, of approximately $55 million to $65 million. We do not expect adoption to have a significant impact on our consolidated statements of operations or consolidated statements of cash flows. The Company is finalizing its accounting policies, controls, processes, and disclosures that will change as a result of adopting the new standard.
In addition, as a result of sale leaseback transactions in previous years for which gains were deferred which under the new standard would have been recognized, the Company will record an increase to retained earnings of $0.2 million in the first quarter of fiscal 2020 which represents the recognition of these previously deferred gains.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. The Company will adopt the guidance in the first quarter of fiscal 2020 which will result in an increase to retained earnings with an offsetting increase in accumulated other comprehensive loss of $3.5 million.
Note 2. Revenue from Contracts with Customers
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and rope and cable solutions are recorded when control is transferred to the customer (i.e. performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. Due to the highly customized nature and limited alternative use of certain products, for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
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
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 15, "Business Segment, Geographic and Customer Information" for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred for the fiscal year ended August 31, 2019 (in thousands):

Revenues recognized at point in time	$453,427
Revenues recognized over time	201,331
Total	$654,758
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	August 31,
	2019	2018
Receivables, which are included in accounts receivable, net	$125,883	$123,261
Contract assets, which are included in other current assets	3,747	6,367
Contract liabilities, which are included in other current liabilities	3,707	12,937
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time. The decrease in this balance from August 31, 2018 to August 31, 2019 is a result of our strategic exit of certain low profit margin, heavy lifting solution work that was still in progress as of August 31, 2018.
Contract Liabilities: As of August 31, 2019, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.7 million will be recognized in net sales from satisfying those performance obligations within the next twelve months with an immaterial amount recognized in periods thereafter. The decrease in the balance from August 31, 2018 to August 31, 2019 was a result of several large contracts that were in their early stages at August 31, 2018 where similar volumes of orders with prepayment terms were not in our backlog at August 31, 2019.
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
Practical Expedients & Exemptions: The Company elected to expense the incremental cost to obtaining a contract when the amortization period for such contracts would be one year or less. The Company does not disclose the value of unperformed obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead; satellite office closures; the continued movement of production and product sourcing to low-cost alternatives; and the centralization and standardization of certain administrative functions. Liabilities for severance will generally be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operations (IT&S segment) and iii) driving efficiencies within the overall corporate structure. Total restructuring charges associated with this new restructuring plan were $4.2 million for the year ended August 31, 2019, with no additional charges associated with the previously announced restructuring initiatives.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total restructuring charges associated with previously announced restructuring initiatives were $11.4 million for the year-ended August 31, 2018 with approximately $0.9 million of the restructuring charges recognized for the year ended August 31, 2018 being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges." The year ended August 31, 2018 included $2.6 million of restructuring expenses related to Cortland U.S. and Viking. Restructuring reserves for Cortland U.S. and Viking (Other Segment) were $0.9 million and $1.9 million for the year ended August 31, 2019 and 2018, respectively.
The following rollforwards summarize restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Year Ended August 31, 2018
	Industrial Tools & Services	Corporate	Total
Balance as of August 31, 2017	$1,499	$232	$1,731
Restructuring charges	4,286	4,524	8,810
Cash payments	(3,375)	(2,483)	(5,858)
Other non-cash uses of reserve (1)	(635)	(2,227)	(2,862)
Impact of changes in foreign currency rates	(88)	—	(88)
Balance as of August 31, 2018	$1,687	$46	$1,733
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.

	Year Ended August 31, 2019
	Industrial Tools & Services	Corporate	Total
Balance as of August 31, 2018	$1,687	$46	$1,733
Restructuring charges	4,161	—	4,161
Cash payments	(2,954)	(46)	(3,000)
Other non-cash uses/reclasses of reserve	54	—	54
Impact of changes in foreign currency rates	(36)	—	(36)
Balance as of August 31, 2019	$2,912	$—	$2,912
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
The Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") on December 1, 2017 for a purchase price of $17.4 million, net of cash acquired. This IT&S segment tuck-in acquisition is a provider of industrial and energy maintenance tools. The final purchase price allocation resulted in $10.3 million of goodwill (which is not deductible for tax purposes) and $4.1 million of intangible assets. The intangible assets were comprised of $2.3 million of indefinite-lived tradenames and $1.8 million of amortizable customer relationships.
The Company acquired the stock of Equalizer International, Limited ("Equalizer") on May 11, 2018 for a purchase price of $5.8 million, net of cash acquired. This IT&S segment tuck-in acquisition is a provider of industrial and energy maintenance tools, expanding our pipe and flange alignment offerings. The final purchase price allocation resulted in $2.4 million of goodwill (a portion of which is not deductible for tax purposes) and $2.1 million of intangible assets. The intangible assests were comprised of $0.8 million of indefinite lived tradenames and $1.3 million of amortizable customer relationships and patents.
The Company incurred acquisition transaction costs of $1.1 million for the year ended August 31, 2018 (included in "Selling, administrative and engineering expenses" in the Consolidated Statements of Operations) related to these acquisitions.
The acquired businesses generated combined net sales of $14.1 million and $9.4 million for the year ended August 31, 2019 and 2018, respectively. The acquisitions individually and in the aggregate do not meet the significance tests to require pro forma financial information otherwise required for acquisitions.

Note 5.   Divestiture Activities
On July 9, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company entered into a SPA to divest the remaining businesses within the EC&S segment at a purchase price of approximately $214.5 million (which includes approximately $3.0 million to be paid in four quarterly installments after closing). At August 31, 2019, the EC&S segment met the criteria for assets held for sale treatment. As a result, the Company recognized impairment & divestiture charges in fiscal 2019 of $264.5 million which consisted of $210.0 million representing the excess net book value of the net assets over the anticipated sales proceeds less costs to sell and $54.5 million representing the recognition in earnings of the cumulative effect of foreign currency exchange losses previously recorded in equity since acquisition.
On December 31, 2018, the Company completed the sale of the PHI business for $23.6 million cash, net of final transaction costs, working capital adjustments, accelerated vesting of equity compensation, retention bonuses and other adjustments. The Company recorded $9.5 million of impairment & divestiture charges during the fiscal year representing the excess of the net book value of the assets held for sale less the anticipated proceeds, less costs to sell. During the fourth quarter of fiscal 2018, the Company recognized impairment & divestiture charges of $23.7 million relating to the excess of net book value of assets over anticipated proceeds which consisted of i) $17.5 million related to goodwill, ii) $5.0 million related to amortizable intangible assets and ii) $1.2 million related to fixed asset impairment.
The Company also completed the sale of the Cortland Fibron business on December 19, 2018 for $12.5 million in cash. The Company recognized $1.7 million of impairment & divestiture charges in fiscal 2019 representing the excess net book value of the net assets less the proceeds from sale, net of transaction costs. Additionally, due to the business meeting the criteria for asset held for sale treatment at August 31, 2018, the Company recognized impairment & divestiture charges in fiscal 2018 of $46.3 million which consisted of i) $35.3 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition; ii) $10.5 million representing the excess of the net book value of assets held for sale to the anticipated proceeds and iii) $0.5 million of other divestiture charges.
As the aforementioned divestitures were a part of our strategic shift to become a pure-play industrial tools and services company, the results of their operations (including the stated impairment & divestiture charges) are recorded as a component of "(Loss) earnings from discontinued operations" in the Consolidated Statements of Operations for all periods presented. In addition, their assets and liabilities are recorded as "Assets from discontinued operations" and "Liabilities from discontinued operations", respectively, within the Consolidated Balance Sheets for each period presented.
The following is a summary of the assets and liabilities of discontinued operations (in thousands):

	August 31,
	2019	2018
Accounts receivable, net	$52,802	$67,412
Inventories, net	76,825	86,933
Other current assets	8,058	13,467
Property, plant & equipment, net	32,172	37,432
Goodwill	16,862	233,779
Other intangible assets, net	93,314	120,344
Other long-term assets	5,545	9,566
Assets of discontinued operations	$285,578	$568,933

Trade accounts payable	$43,628	$65,169
Accrued compensation and benefits	12,101	19,930
Reserve for cumulative translation adjustment	54,469	35,346
Other current liabilities	12,101	14,800
Deferred income taxes	20,029	24,145
Pension and postretirement benefit liabilities	1,344	912
Other long-term liabilities	91	271
Liabilities of discontinued operations	$143,763	$160,573

The following represents the detail of "(Loss) earnings from discontinued operations, net of income taxes" within the Consolidated Statements of Operations (in thousands):

	Year Ended August 31,
	2019	2018	2017
Net sales	$459,144	$541,308	$479,193
Cost of products sold	344,563	409,332	359,846
Gross profit	114,581	131,976	119,347

Selling, administrative and engineering expenses	68,339	81,188	69,360
Amortization of intangible assets	5,666	11,285	11,377
Restructuring charges	1,779	1,440	3,994
Impairment & divestiture charges*	286,175	70,071	—
Operating (loss) profit	(247,378)	(32,008)	34,616

Financing costs, net	124	619	482
Other expense (income), net	1,922	(759)	(1,064)
Loss (earnings) before income tax expense (benefit)	(249,424)	(31,868)	35,198

Income tax expense (benefit)	7,788	(5,474)	6,136
Net (loss) earnings from discontinued operations	$(257,212)	$(26,394)	$29,062
*In addition to the impairment & divestiture charges discussed above, the Company also incurred approximately $10.5 million of divestiture charges in fiscal 2019 related to the anticipated divestiture of EC&S.
On December 1, 2017, the Company completed the sale of the Viking business (Other Segment) for net cash proceeds of $8.8 million, which resulted in an after-tax impairment & divestiture charge of $12.4 million in fiscal 2018, comprised of real estate lease exit charges of $3.0 million related to retained facilities that became vacant as a result of the Viking divestiture and approximately $9.4 million of associated discrete income tax expense. In the fourth quarter of fiscal 2017, related to the then pending sale of our Viking business, we recognized impairment & divestiture charges of $117.0 million which consisted of (i) a $16.1 million charge representing the excess of the net book value of assets held for sale to the anticipated proceeds; (ii) a non-cash impairment charge of $69.0 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition; (iii) a $28.6 million cash charge related to the operating lease buyout of certain rental assets and (iv) a $3.3 million of other divestiture charges.
The historical results of the Viking business (which had net sales of $2.7 million in the year ended August 31, 2018) are not material to the consolidated financial results.
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2019 and 2018 by operating segment are as follows (in thousands):

	Industrial Tools & Services	Other	Total
Balance as of August 31, 2017	$238,707	$33,712	$272,419
Business acquisitions	12,441	—	12,441
Impact of changes in foreign currency rates	(2,443)	(2,285)	(4,728)
Balance as of August 31, 2018	248,705	31,427	280,132
Purchase accounting adjustments	253	—	253
Impairment charge	—	(13,678)	(13,678)
Impact of changes in foreign currency rates	(6,085)	(207)	(6,292)
Balance as of August 31, 2019	$242,873	$17,542	$260,415

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The changes in the carrying amount of goodwill included within "Assets from discontinued operations" on the Consolidated Balance Sheets for the years ended August 31, 2019 and 2018 are as follows (in thousands):

Balance as of August 31, 2017	$257,662
Impairment charge	(21,227)
Impact of changes in foreign currency rates	(2,655)
Balance as of August 31, 2018	233,780
Impairment charge	(209,489)
Impact of changes in foreign currency rates	(7,429)
Balance as of August 31, 2019	$16,862

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2019			August 31, 2018
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$126,229	$96,817	$29,412	$128,561	$84,029	$44,532
Patents	12	13,227	12,276	951	13,324	11,915	1,409
Trademarks and tradenames	16	4,513	2,921	1,592	4,275	2,826	1,449
Non-compete agreements & other	3	4,835	4,835	—	4,942	4,813	129
Indefinite lived intangible assets:
Tradenames	N/A	20,420	—	20,420	24,138	—	24,138
		$169,224	$116,849	$52,375	$175,240	$103,583	$71,657
The Company estimates that amortization expense for future years is estimated to be $7.6 million in fiscal year 2020, $6.7 million in fiscal 2021, $5.9 million in fiscal 2022, $4.4 million in fiscal 2023, $2.7 million in fiscal 2024 and $4.7 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charges
During fiscal 2019, within the Other segment, the Company recognized a $13.7 million Goodwill impairment charge related to Cortland U.S. in conjunction with triggering events identified during the fiscal year.
In the fourth quarter of fiscal 2019, the Company's branding strategy was revised such that two secondary tradenames previously considered to have indefinite lives are to be phased out and re-branded within 12-15 months. As such, the Company recorded an impairment & divestiture charge of $2.6 million based on the estimated remaining fair value of the respective tradenames. In addition, based on restructuring actions taken in the fourth quarter related to the North America Services operations, the Company concluded that the fair value of a customer relationship intangible was less than the current net book value, and therefore, a $6.2 million impairment & divestiture charge was recorded. The tradename and customer relationships impairments both related to assets within the IT&S segment.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 7.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2019	2018
Previous Senior Credit Facility
Revolver	$—	$—
Term Loan	—	247,500
Total Previous Senior Credit Facility	—	247,500
New Senior Credit Facility
Revolver	—	—
Term Loan	175,000	—
Total New Senior Credit Facility	175,000	—
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	462,559	535,059
Less: Current maturities of long-term debt	(7,500)	(30,000)
Debt issuance costs	(2,114)	(2,364)
Total long-term debt, less current maturities	$452,945	$502,695
Senior Credit Facility
Prior to the refinancing of the Company's Senior Credit Facility on March 29, 2019, the Company’s previous Senior Credit Facility matured on May 8, 2020, and provided a $300 million revolver, a $300 million term loan and a $450 million expansion option, subject to certain conditions. Borrowings were subject to a pricing grid, which could result in increases or decreases to the borrowing spread, depending on the Company’s leverage ratio, ranging from a spread of 1.00% to 2.25% in the case of loans bearing interest at LIBOR and from 0.00% to 1.25% in the case of loans bearing interest at the base rate. In addition, a non-use fee was payable quarterly on the average unused credit line under the revolver ranging from 0.15% to 0.35% per annum.
On March 29, 2019, the Company refinanced its Senior Credit Facility resulting in a new $600 million Senior Credit Facility, comprised of a $400 million revolving line of credit and a $200 million term loan. The new facility, which matures in March 2024, includes a reduction in pricing and expands the revolving credit facility from $300 million to $400 million. Borrowings under the new Senior Credit Facility bear interest based on LIBOR or a base rate, with interest rate spreads above LIBOR or the base rate being subject to adjustments based on the Company's net leverage ratio, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 1.25% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee is payable quarterly in the average unused revolving credit facility ranging from 0.15% to 0.30% per annum, based on the Company's net leverage ratio. Quarterly term loan principal payments of $1.25 million began on August 31, 2019, will escalate to $5.0 million by May 31, 2022, with the remaining principal due at maturity. During fiscal 2019 and in line with its capital allocation strategy, the Company electively prepaid $23.8 million against the remaining principal balance of the term loan subsequent to the refinancing.
The new Senior Credit Facility contains financial covenants that are consistent with the prior facility, with enhancements that improve overall liquidity, and provides the option for future expansion through a $300 million accordion on the revolver. The two financial covenants included are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.50:1. For each covenant, certain transactions lead to adjustments to the underlying ratio, including a reduction of the minimum interest coverage ratio from 3.5 to 3.0 for any fiscal quarter ending within twelve months after the sale of the EC&S segment and an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition.
Borrowings under the credit agreement are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors. In preparation for the divestiture of the EC&S segment, the Company needed to transfer certain assets between guarantor and non-guarantor entities. While this action was contemplated in the new Senior Credit Facility, the Company did not timely notify the lendors of these transactions, and as such, the Company was not in technical compliance with this restrictive covenant at August 31, 2019. However, the Company subsequently obtained the necessary waivers from the lendors to be in compliance as of the date of this report. The Company was in compliance with all financial covenants at August 31, 2019.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of August 31, 2019, the variable borrowing rate on the outstanding term loan balance was 3.50% and the unused credit line and amount available for borrowing under the revolver was $398.8 million.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”) of which $287.6 million remain outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices currently at 100.9% and reducing to 100.0% on June 15, 2020, plus accrued and unpaid interest. The Company repurchased $0.5 million of the Senior Notes during fiscal 2017.
The Company made cash interest payments of $26.3 million, $28.8 million and $27.1 million in fiscal 2019, 2018 and 2017, respectively.
As of August 31, 2019, future debt maturities for each of the next five fiscal years were as follows (in thousands):

Fiscal Year	Term Loan	Senior Notes	Total
2020	$7,500	$—	$7,500
2021	12,500	—	12,500
2022	17,500	287,559	305,059
2023	20,000	—	20,000
2024	117,500	—	117,500
	$175,000	$287,559	$462,559
Note 8.    Fair Value Measurements
The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy. Level 1 inputs include unadjusted quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing an asset or liability.
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2019 and 2018 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million at August 31, 2019 and a net asset of $0.4 million at August 31, 2018. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $291.5 million and $293.5 million at August 31, 2019 and 2018, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
As discussed in Note 6, “Goodwill, Intangible Assets and Long-Lived Assets”, the Company recorded impairment on indefinite-lived tradenames and customer relationships in the fourth quarter of fiscal 2019. The fair value of the tradenames and customer relationships were determined utilizing generally accepted valuation techniques, specifically, forecasting future revenues and/or using a market royalty rate. These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
Note 9.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability, while changes in the value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts (cash flow hedges or non-designated hedges) was $13.3 million and $11.9 million at August 31, 2019 and 2018, respectively. The fair value of outstanding foreign currency exchange contracts was an asset of less than $0.1 million at August 31, 2019 and an asset of $0.4 million at August 31, 2018. Net foreign currency (losses) gains (included in "Other expense" in the Consolidated Statements of Operations) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2019	2018	2017
Foreign Currency (losses) gains	$(292)	$249	$(3,113)
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
As of August 31, 2019, future obligations under non-cancelable operating leases associated with continuing operations were as follows: $15.8 million in fiscal 2020; $12.3 million in fiscal 2021; $10.1 million in fiscal 2022; $6.9 million in fiscal 2023; $5.2 million in fiscal 2024; and $21.6 million in aggregate thereafter. Total rental expense under operating leases was $26.5 million, $24.3 million and $27.6 million in fiscal 2019, 2018 and 2017, respectively.
As discussed in Note 16, “Commitments and Contingencies” the Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun off. Further, the Company continues to work with the buyer in the pending divestiture of the EC&S segment and the respective lessors of certain assets leased within those businesses (but in the name of Actuant Corporation or a retained subsidiary) to either transfer the lease to the name of the buyer or buyout existing leases.
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2019	2018
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$43,280	$46,806
Interest cost	1,694	1,633
Actuarial loss/(gain)	5,339	(2,330)
Benefits paid	(2,913)	(2,829)
Benefit obligation at end of year	$47,400	$43,280
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$40,244	$40,027
Actual return on plan assets	2,972	2,938
Company contributions	108	108
Benefits paid from plan assets	(2,912)	(2,829)
Fair value of plan assets at end of year	40,412	40,244
Funded status of the plans (underfunded)	$(6,988)	$(3,036)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides detail on the Company’s domestic net periodic benefit expense (income) (in thousands):

	Year ended August 31,
	2019	2018	2017
Interest cost	$1,694	$1,633	$1,690
Expected return on assets	(2,208)	(2,668)	(2,867)
Amortization of actuarial loss	990	1,127	1,141
Net periodic benefit expense (income)	$476	$92	$(36)
As of August 31, 2019 and 2018, $16.1 million and $13.2 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2020, $1.2 million of these actuarial losses, net of tax, are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2019	2018	2017
Assumptions for benefit obligations:
Discount rate	2.90%	4.05%	3.60%
Assumptions for net periodic benefit cost:
Discount rate	4.05%	3.60%	3.45%
Expected return on plan assets	5.75%	7.00%	7.15%

Prior to fiscal 2019, the Company focused on employing a total-return-on-investment approach for its pension plan assets whereby a mix of equity and fixed income investments were used to maximize the long-term return for plan assets, at prudent levels of risk. During fiscal 2019, the Company made a strategic decision to shift the focus to an objective to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. At this time, the plan portfolio is significantly invested in duration-matched fixed income securities, which aligns to the plan's asset investment mix of 70% fixed income securities and 30% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2019, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 4.60%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.
The fair value of all U.S. pension plan assets is determined based on quoted market prices and therefore all plan assets are determined based on Level 1 inputs, except for fixed income securities which are valued based on Level 2 inputs, as defined in Note 8, “Fair Value Measurements.” The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2019	%	2018	%
Cash and cash equivalents	$304	0.8%	$559	1.4%
Fixed income securities:
Corporate bonds	5,127	12.7	19,107	47.5
Mutual funds	23,206	57.4	814	2.0
	28,333	70.1	19,921	49.5
Equity securities:
Mutual funds	11,775	29.1	19,764	49.1
Total plan assets	$40,412	100.0%	$40,244	100.0%
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $3.0 million per year for each of the next five years and $14.5 million in aggregate for the following five years. The Company does not anticipate making a material contribution to the U.S. pension plans in fiscal 2020.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Defined Benefit Pension Plans
The Company has eight foreign defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the foreign defined benefit pension plans are current employees and are earning additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s foreign defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2019	2018
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$13,056	$13,423
Employer Service Costs	450	440
Interest cost	257	278
Actuarial loss/(gain)	2,594	(337)
Benefits paid	(421)	(555)
Plan amendments	89	—
Curtailments	(107)	—
Currency impact	(815)	(193)
Benefit obligation at end of year	$15,103	$13,056
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$7,902	$7,904
Actual return on plan assets	752	32
Company contributions	374	588
Benefits paid from plan assets	(421)	(555)
Currency impact	(489)	(67)
Fair value of plan assets at end of year	8,118	7,902
Funded status of the plans (underfunded)	$(6,985)	$(5,154)

The following table provides detail on the Company’s foreign net periodic benefit expense (in thousands):

	Year ended August 31,
	2019	2018	2017
Employer service costs	$450	$440	$413
Interest cost	257	278	239
Expected return on assets	(345)	(366)	(379)
Amortization of net prior service credit	(65)	(69)	(61)
Amortization of net loss	263	306	438
(Income) or cost of special events	(56)	18	268
Net periodic benefit expense	$504	$607	$918

The weighted average discount rate utilized for determining the benefit obligation at August 31, 2019 and 2018 was 1.1% and 2.0%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.2%. During fiscal 2020, the Company anticipates contributing $0.3 million to these pension plans.

Projected benefit payments to participants in the these foreign plans are $0.2 million for fiscal 2020, $0.3 million for fiscal 2021, $0.4 million for fiscal 2022, $0.3 million for both fiscal 2023 and fiscal 2024 and $1.9 million in aggregate for the following five years.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $3.1 million and $2.9 million at August 31, 2019 and 2018, respectively. These obligations are determined

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 6.8%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of $0.1 million for the year-ended August 31, 2019 and expense of $0.1 million and $0.2 million for the year-ended August 31, 2018 and 2017, respectively. Benefit payments from the plan are funded through participant contributions and Company contributions, which are projected to be $0.2 million in fiscal 2020.
Defined Contribution Benefit Plans
The Company maintains a 401(k) plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company can fund either cash or issue new shares of Class A common stock for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan. While contributions vary, prior to fiscal 2019, the Company generally made core contributions to employee accounts equal to 3% of each employee’s eligible annual cash compensation, subject to IRS limitations. In addition, the Company matched approximately 25% of each employee’s contribution up to 6% of the employee’s eligible compensation. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan were made in the form of its Class A common stock and contributed into each eligible participant’s deferred compensation plan account. Effective September 1, 2018, the Company changed the method of employer contributions. The Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of end of the plan year. The discretionary contribution has a three year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2019. Expense recognized related to the 401(k) plan totaled $2.7 million, $3.1 million and $3.2 million for the year ended August 31, 2019, 2018 and 2017, respectively.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $1.6 million and $1.7 million obligation at August 31, 2019 and 2018, respectively. Expense recognized for the SERP Plan was $0.4 million for fiscal 2019 and $0.3 million for both 2018 and 2017.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, in Company common stock, or a combination of the two. The fixed income portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $18.4 million and $20.1 million are included in the consolidated balance sheets at August 31, 2019 and 2018, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $1.4 million, $1.5 million and $1.6 million for the years ended August 31, 2019, 2018 and 2017, respectively, for non-funded interest on participant deferrals in the fixed income investment option. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Since no investment diversification is permitted within the trust, changes in fair value of Actuant common stock are not recognized.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12.    Income Taxes
Income tax expense (benefit) from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2019	2018	2017
Currently payable:
Federal	$(2,040)	$291	$(22,002)
Foreign	9,370	9,223	11,239
State	1,347	358	(675)
	8,677	9,872	(11,438)
Deferred:
Federal	(400)	(1,143)	3,278
Foreign	2,172	5,807	(14,406)
State	208	(86)	(48)
	1,980	4,578	(11,176)
Income tax expense (benefit)	$10,657	$14,450	$(22,614)
Income tax expense (benefit) from continuing operations recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal income tax rate to earnings (loss) from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2019	2018	2017
Federal statutory rate	21.0%	25.7%	35.0%
State income taxes, net of Federal effect	(4.0)	(0.5)	0.6
Net effects of foreign tax rate differential and credits (1)	11.3	(12.2)	(5.4)
Domestic manufacturing deduction	—	(1.3)	0.2
Foreign branch currency losses	—	(2.1)	(0.2)
Compensation adjustment	4.4	7.0	—
Impairment and divestiture charges (2)	19.3	39.1	(7.9)
Valuation allowance additions and releases (3)	3.9	20.3	(12.3)
Changes in liability for unrecognized tax benefits	4.1	(34.1)	(2.6)
U.S. tax reform, net impact (4)	(31.1)	2.4	—
Taxable liquidation of foreign subsidiaries (5)	—	7.7	15.5
Foreign non-deductible expenses	16.2	12.0	(2.1)
Changes in tax rates	1.7	(1.4)	(1.5)
R&D credit, audits and adjustments	4.8	15.3	1.0
Other items	5.3	(2.6)	(1.1)
Effective income tax rate	56.9%	75.3%	19.2%
(1) The Company generated $0.7 million, $10.2 million and $4.2 million of foreign tax credits, excluding the impact of tax reform for fiscal 2019, 2018 and 2017, respectively.
(2) Fiscal 2019, 2018 and 2017 pretax earnings (loss) include $22.8 million, $3.0 million and $117.0 million, respectively, in impairment & divestiture charges related to goodwill, intangible assets, tangible assets and the cumulative effect of foreign currency rate changes of which $14.0 million, $0.7 million and $69.0 million, respectively, are not deductible for income tax purposes.
(3) Incremental valuation allowances of $1.7 million and $20.4 million were recorded in fiscal 2019 and 2018, respectively, due to uncertainty regarding utilization of foreign operating loss carryforwards, which were partially offset by a reduction of $2.9 million and $11.8 million of valuation allowances for fiscal 2019 and 2018, respectively. These amounts exclude valuation allowances related to foreign tax credits that are categorized with tax reform.
(4) During fiscal 2019, legislative changes and additional guidance related to the Act resulted in tax benefit of $5.8 million related to the fiscal 2018 tax year.
(5) During fiscal 2018 and 2017, the Company generated a net expense of $1.5 million and a net benefit of $14.9 million, the result of taxable liquidations of foreign subsidiaries.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2019	2018
Deferred income tax assets:
Operating loss and tax credit carryforwards	$88,198	$38,414
Compensation related liabilities	7,752	8,821
Postretirement benefits	9,289	8,659
Inventory	629	520
Book reserves and other items	11,465	17,499
Total deferred income tax assets	117,333	73,913
Valuation allowance	(73,255)	(32,426)
Net deferred income tax assets	44,078	41,487
Deferred income tax liabilities:
Depreciation and amortization	(26,248)	(23,517)
Other items	(862)	(611)
Deferred income tax liabilities	(27,110)	(24,128)
Net deferred income tax asset (1)	$16,968	$17,359
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $18.4 million and $21.3 million for fiscal 2019 and 2018, respectively, is included in "Other long-term assets" and a liability of $1.6 million and $3.9 million for fiscal 2019 and 2018, respectively, is included in "Deferred income taxes".
The Company has $68.8 million of state loss carryforwards, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2039. The Company also has $85.3 million of foreign loss carryforwards which are available to reduce certain future foreign tax liabilities. Approximately one-half of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2029. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2019	2018	2017
Beginning balance	$24,359	$31,446	$29,174
Increases based on tax positions related to the current year	2,169	2,599	6,057
Increase for tax positions taken in a prior period	1,422	359	297
Decrease for tax positions taken in a prior period	—	(349)	(627)
Decrease due to lapse of statute of limitations	(3,212)	(9,163)	(4,008)
Decrease due to settlements	(324)	—	—
Changes in foreign currency exchange rates	(247)	(533)	553
Ending balance	$24,167	$24,359	$31,446
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2019, 2018 and 2017, the Company recognized $3.7 million, $3.0 million and $2.9 million, respectively for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2009. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $2.4 million throughout fiscal 2020.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of $5.4 million would have been necessary as of August 31, 2019.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings (loss) before income taxes from continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2019	2018	2017
Domestic	$(715)	$5,337	$(10,023)
Foreign	19,439	13,859	(107,866)
	$18,724	$19,196	$(117,889)
Both domestic and foreign pre-tax earnings from continuing operations are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2019, domestic and foreign earnings included non-cash impairment and other divestiture costs of $9.0 million and $13.8 million, respectively. In fiscal 2018, foreign earnings included $3.0 million of non-cash impairment & divestiture charges. In fiscal 2017, domestic earnings included $7.8 million of director and officer transition charges and foreign earnings included $117.0 million of non-cash impairment & divestiture charges. Approximately 70% - 80% of pre-tax earnings from continuing operations (excluding impairment & divestiture charges) were generated in foreign jurisdictions with tax rates different than the U.S. federal income tax rate.
Cash paid for income taxes, net of refunds, totaled $15.4 million, $1.5 million (refund) and $11.8 million during the years ended August 31, 2019, 2018 and 2017, respectively.
Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2019 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 81,920,679 and 60,465,111 shares were issued and outstanding, respectively; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. During the year ended August 31, 2019, the Company repurchased 1,016,134 shares for $22.5 million. At August 31, 2019, cumulative shares repurchased under these authorizations totaled 21,455,568, leaving 6,544,432 shares authorized for future buy backs.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended August 31,
	2019	2018	2017
Numerator:
Net earnings (loss) from continuing operations	$8,067	$4,746	$(95,275)
Net (loss) earnings from discontinued operations	(257,212)	(26,394)	29,062
Net loss	(249,145)	(21,648)	(66,213)
Denominator:
Weighted average common shares outstanding - basic	61,151	60,441	59,436
Net effect of dilutive securities - stock based compensation plans	456	587	—
Weighted average common shares outstanding - diluted	61,607	61,028	59,436

Earnings (loss) per common share from continuing operations:
Basic	$0.13	$0.08	$(1.60)
Diluted	$0.13	$0.08	$(1.60)

(Loss) earnings per common share from discontinued operations:
Basic	$(4.21)	$(0.44)	$0.49
Diluted	$(4.18)	$(0.43)	$0.49

Loss per common share:
Basic	$(4.07)	$(0.36)	$(1.11)
Diluted	$(4.04)	$(0.35)	$(1.11)

Anti-dilutive securities- stock based compensation plans (excluding from earnings per share calculation) (1)	1,239	1,477	4,482
(1) As a result of the impairment and divestiture charges which caused a net loss from continuing operations in fiscal 2017, shares from stock based compensation plans are excluded from the calculation of diluted loss per share, as the result would be anti-dilutive.
Note 14.    Stock Plans
Share based awards may be granted to key employees and directors under the Actuant Corporation 2017 Omnibus Incentive Plan (the “Plan”). At August 31, 2019, 4,325,000 shares of Class A common stock were authorized for issuance under the Plan plus an additional 1,800,000 shares being registered to cover shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of existing awards under our previously registered stock plans, of which 3,212,656 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to 2017 generally have similar vesting provisions as options while grants thereafter generally vest in equal installments over a three-year period. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute free cash flow conversion target and 50% on the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of restricted stock and performance shares activity during fiscal 2019 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2018	1,153,737	$25.25
Granted	705,602	22.75
Forfeited	(117,899)	24.24
Vested	(460,614)	25.49
Outstanding on August 31, 2019	1,280,826	$23.87
A summary of stock option activity during fiscal 2019 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2018	1,769,076	$25.40
Granted	—	—
Exercised	(84,277)	19.72
Forfeited	(19,566)	24.44
Expired	(58,690)	20.77
Outstanding on August 31, 2019	1,606,543	$25.88	4.1	$0.5	million
Exercisable on August 31, 2019	1,298,308	$26.01	3.5	$0.5	million
Intrinsic value is the difference between the market value of the stock at August 31, 2019 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2019	2018	2017
Weighted-average fair value of options granted (per share)	N/A	N/A	$11.88
Intrinsic value of options exercised	$429	$5,284	2,208
Cash receipts from exercise of options	1,404	15,140	7,762

The Company generally records compensation expense over the vesting period for restricted stock awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 10%, 10% and 11%, for fiscal years ended August 31, 2019, 2018 and 2017, respectively. The fair value of Performance Shares with market vesting conditions is determined utilizing a Monte Carlo simulation model. Stock based compensation expense is determined using a binomial pricing model for options. Assumptions used to determine the fair value of each option were based upon historical data and standard industry valuation practices and methodology. There were no options granted in both fiscal 2019 and 2018. The following weighted-average assumptions were used in fiscal year 2017:

Fiscal Year Ended August 31, 2017
Dividend yield	0.15%
Expected volatility	38.12%
Risk-free rate of return	2.42%
Expected forfeiture rate	11%
Expected life	7.4 years
As of August 31, 2019, there was $18.9 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock, restricted stock units and performance shares, which will be recognized over a weighted average period of 1.9 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2019 and 2018 was $11.9 million and $14.3 million, respectively.

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 15.    Business Segment, Geographic and Customer Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Other segment is included for purposes of reconciliation of the respective balances below to the consolidated financial statements. All operations within the EC&S operating segment are considered discontinued operations and are therefore excluded from all disclosures herein.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2019	2018	2017
Net Sales by Reportable Segment & Product Line
Industrial Tools & Services Segment
Product	$433,703	$439,405	$396,381
Service & Rental	175,812	151,680	156,201
	609,515	591,085	552,582

Other Operating Segment	45,243	50,218	64,009
	$654,758	$641,303	$616,591

Operating Profit (Loss)
Industrial Tools & Services	$101,411	$99,432	$95,825
Other Operating Segment	(11,821)	(5,690)	(130,396)
General Corporate	(42,076)	(43,536)	(50,281)
	$47,516	$50,206	$(84,852)

Depreciation and Amortization:
Industrial Tools & Services	$14,762	$15,301	$15,025
Other Operating Segment	3,408	3,122	5,886
General Corporate	2,047	1,982	2,014
	$20,217	$20,405	$22,925

Capital Expenditures:
Industrial Tools & Services	$9,945	$7,799	$8,614
Other Operating Segment	3,917	1,295	5,411
General Corporate	1,061	1,927	3,213
	$14,923	$11,021	$17,238

	August 31,
	2019	2018
Assets:*
Industrial Tools & Services	$553,615	$589,926
Other Operating Segment	54,484	76,506
General Corporate	230,597	249,852
	$838,696	$916,284
*Excludes "Assets from discontinued operations" as of August 31, 2019 and 2018, respectively.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables summarize net sales and property, plant and equipment by geographic region (in thousands):

	Year Ended August 31,
	2019	2018	2017
Net Sales:
United States	$249,644	$236,036	$230,513
United Kingdom	30,127	35,388	42,875
Kazakhstan	30,081	19,814	22,989
Germany	26,445	30,643	27,611
Australia	25,749	30,796	36,076
Saudi Arabia	21,625	20,749	22,089
Brazil	18,779	17,900	15,456
Canada	18,686	20,172	17,458
China	18,548	19,239	18,323
All other	215,074	210,566	183,201
	$654,758	$641,303	$616,591

	August 31,
	2019	2018
Property, Plant and Equipment, net:
United States	$21,047	$17,040
China	12,179	13,442
UAE	8,734	7,876
United Kingdom	2,983	3,663
Brazil	2,851	2,923
Netherlands	2,720	3,530
Kazakhstan	2,635	3,056
All other	3,580	3,444
	$56,729	$54,974
The Company’s largest customer accounted for less than 3% of sales in each of the last three fiscal years. Export sales from domestic operations were 7.4%, 7.9% and 6.0% of total net sales from continuing operations in fiscal 2019, 2018 and 2017, respectively.
Note 16.    Commitments and Contingencies
The Company had outstanding letters of credit of $18.2 million and $23.6 million at August 31, 2019 and 2018, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
As part of the Company's global sourcing strategy, we have entered into agreements with certain suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer orders. We have the ability to notify the supplier that they no longer need maintain the minimum level of inventory should we discontinue manufacture of a product during the contract period, however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

value of future minimum lease payments for these leases at August 31, 2019 was $9.1 million using a weighted average discount rate of 1.9%.
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
As previously disclosed, in October 2018, the Company filed a voluntary self-disclosure ("VSD") with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding transactions related to otherwise authorized sales of tools and other products totaling approximately $0.5 million by certain of its foreign subsidiaries to two Iranian distributors. It is possible that certain limited transactions relating to the authorized sales fell outside the scope of General License H under the Iranian Transaction and Sanctions Regulations, 31 C.F.R. Part 560. The VSD also included information about additional transactions by certain of the Company's Dutch subsidiaries with a counterparty in Estonia that may have been in violation of E.O. 13685, as certain sales of products and services may have been diverted to the Crimea region of Ukraine. OFAC is currently reviewing the Company’s disclosures to determine whether any violations of U.S. economic sanctions laws may have occurred and, if so, to determine the appropriate enforcement response. At this time, the Company cannot predict when OFAC will conclude its review of the VSD or the nature of its enforcement response.
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

Note 17.    Guarantor Subsidiaries
As discussed in Note 7, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remains outstanding as of August 31, 2019. Certain material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
Certain assets, liabilities and expenses have not been allocated to the Guarantors and the subsidiaries that do not guarantee the 5.625% Senior Notes (the "non-Guarantors") and therefore are included in the Parent column in the accompanying consolidating financial statements. These items are of a corporate or consolidated nature and include, but are not limited to, tax provisions and related assets and liabilities, certain employee benefit obligations, prepaid and accrued insurance and corporate indebtedness. Intercompany activity primarily includes loan activity, purchases and sales of goods or services, investments and dividends. Intercompany balances also reflect certain non-cash transactions including transfers of assets and liabilities between the Parent, Guarantor and non-Guarantor, allocation of non-cash expenses from the Parent to the Guarantors and non-Guarantors, non-cash intercompany dividends and the impact of foreign currency rate changes.
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

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$167,009	$70,621	$417,128	$—	$654,758
Cost of products sold	46,220	44,007	271,879	—	362,106
Gross profit	120,789	26,614	145,249	—	292,652
Selling, administrative and engineering expenses	85,399	20,095	103,737	—	209,231
Amortization of intangible assets	1,272	2,600	5,050	—	8,922
Restructuring charges	562	1,402	2,192	—	4,156
Impairment & divestiture charges	—	6,243	16,584	—	22,827
Operating profit (loss)	33,556	(3,726)	17,686	—	47,516
Financing costs (income), net	28,716	—	(553)	—	28,163
Intercompany (income) expense, net	(15,020)	21,573	70,086	(76,639)	—
Intercompany dividends	(447,637)	(39,208)	—	486,845	—
Other (income) expense, net	(435)	1	1,063	—	629
Earnings (loss) before income tax (benefit) expense	467,932	13,908	(52,910)	(410,206)	18,724
Income tax (benefit) expense	(5,113)	(2,395)	18,165	—	10,657
Earnings (loss) from continuing operations	473,045	16,303	(71,075)	(410,206)	8,067
Loss from discontinued operations	(3,148)	(93,730)	(83,695)	(76,639)	(257,212)
Net earnings (loss) before equity in loss of subsidiaries	469,897	(77,427)	(154,770)	(486,845)	(249,145)
Equity in loss of subsidiaries	(719,042)	(28,354)	11,064	736,332	—
Net loss	(249,145)	(105,781)	(143,706)	249,487	(249,145)
Comprehensive loss	$(246,572)	$(105,781)	$(137,292)	$243,073	$(246,572)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$159,411	$65,128	$416,764	$—	$641,303
Cost of products sold	29,811	41,674	286,534	—	358,019
Gross profit	129,600	23,454	130,230	—	283,284
Selling, administrative and engineering expenses	81,028	22,540	106,688	—	210,256
Amortization of intangible assets	1,272	2,892	5,116	—	9,280
Restructuring charges	6,109	661	3,785		10,555
Impairment & divestiture charges (benefit)	4,217	—	(1,230)	—	2,987
Operating profit (loss)	36,974	(2,639)	15,871	—	50,206
Financing costs (income), net	31,752	—	(880)	—	30,872
Intercompany (income) expense, net	(17,087)	16,276	(46,961)	47,772	—
Intercompany dividends	—	(28,822)	—	28,822	—
Other (income) expense, net	(826)	18	946	—	138
Earnings before income tax (benefit) expense	23,135	9,889	62,766	(76,594)	19,196
Income tax (benefit) expense	(35,134)	21,689	27,895	—	14,450
Earnings (loss) from continuing operations	58,269	(11,800)	34,871	(76,594)	4,746
(Loss) earnings from discontinued operations	(5,951)	9,342	(77,557)	47,772	(26,394)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	52,318	(2,458)	(42,686)	(28,822)	(21,648)
Equity in (loss) earnings of subsidiaries	(73,966)	(54,385)	613	127,738	—
Net loss	(21,648)	(56,843)	(42,073)	98,916	(21,648)
Comprehensive income (loss)	$31,368	$(56,843)	$9,555	$47,288	$31,368

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$145,222	$74,008	$397,361	$—	$616,591
Cost of products sold	35,244	45,994	274,983	—	356,221
Gross profit	109,978	28,014	122,378	—	260,370
Selling, administrative and engineering expenses	76,816	24,958	106,354	—	208,128
Amortization of intangible assets	1,272	2,892	4,933	—	9,097
Director & officer transition charges	7,784	—	—	—	7,784
Restructuring charges	634	19	2,581	—	3,234
Impairment & divestiture charges	—	—	116,979	—	116,979
Operating profit (loss)	23,472	145	(108,469)	—	(84,852)
Financing costs (income), net	30,005	—	(784)	—	29,221
Intercompany (income) expense, net	(23,302)	84,562	(67,796)	6,536	—
Intercompany dividends	—	(231,689)	(5,623)	237,312	—
Other expense (income), net	3,303	(26)	539	—	3,816
Earnings (loss) before income tax (benefit) expense	13,466	147,298	(34,805)	(243,848)	(117,889)
Income tax (benefit) expense	(4,623)	(18,477)	486	—	(22,614)
Net earnings (loss) from continuing operations	18,089	165,775	(35,291)	(243,848)	(95,275)
Net (loss) earnings from discontinued operations	(6,362)	9,791	19,097	6,536	29,062
Net earnings (loss) before equity in (loss) earnings of subsidiaries	11,727	175,566	(16,194)	(237,312)	(66,213)
Equity in (loss) earnings of subsidiaries	(77,940)	(67,668)	316	145,292	—
Net (loss) earnings	(66,213)	107,898	(15,878)	(92,020)	(66,213)
Comprehensive (loss) income	$(41,651)	$90,011	$43,818	$(133,829)	$(41,651)

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$47,581	$—	$163,570	$—	$211,151
Accounts receivable, net	20,322	11,358	94,203	—	125,883
Inventories, net	26,737	6,566	43,884	—	77,187
Assets from discontinued operations	295	145,239	140,044	—	285,578
Other current assets	12,116	1,797	16,613	—	30,526
Total current assets	107,051	164,960	458,314	—	730,325
Property, plant & equipment, net	8,515	5,193	43,021	—	56,729
Goodwill	38,847	57,342	164,226	—	260,415
Other intangibles, net	5,611	8,451	38,313	—	52,375
Investment in subsidiaries	1,323,587	912,297	417,022	(2,652,906)	—
Intercompany receivable	—	—	979,889	(979,889)	—
Other long-term assets	27,510	(13,424)	10,344	—	24,430
Total assets	$1,511,121	$1,134,819	$2,111,129	$(3,632,795)	$1,124,274

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$23,678	$3,231	$50,005	$—	$76,914
Accrued compensation and benefits	11,495	1,657	13,269	—	26,421
Current maturities of debt	7,500	—	—	—	7,500
Income taxes payable	—	—	4,838	—	4,838
Liabilities from discontinued operations	1,217	29,292	113,254	—	143,763
Other current liabilities	17,556	2,388	21,021	—	40,965
Total current liabilities	61,446	36,568	202,387	—	300,401
Long-term debt	452,945	—	—	—	452,945
Deferred income taxes	(4)	—	1,568	—	1,564
Pension and post-retirement benefit liabilities	12,005	—	8,208	—	20,213
Other long-term liabilities	44,621	114	3,237	—	47,972
Intercompany payable	638,929	340,960	—	(979,889)	—
Shareholders’ equity	301,179	757,177	1,895,729	(2,652,906)	301,179
Total liabilities and shareholders’ equity	$1,511,121	$1,134,819	$2,111,129	$(3,632,795)	$1,124,274

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$67,945	$—	$182,545	$—	$250,490
Accounts receivable, net	19,969	15,634	87,658	—	123,261
Inventories, net	22,646	5,121	44,253	—	72,020
Assets from discontinued operations	(1,144)	255,676	314,401	—	568,933
Other current assets	6,953	2,421	23,155	—	32,529
Total current assets	116,369	278,852	652,012	—	1,047,233
Property, plant & equipment, net	7,634	4,481	42,859	—	54,974
Goodwill	38,847	57,342	183,943	—	280,132
Other intangible assets, net	6,884	17,294	47,479	—	71,657
Investment in subsidiaries	1,836,879	918,050	301,782	(3,056,711)	—
Intercompany receivables	—	—	937,259	(937,259)	—
Other long-term assets	14,972	50	16,199	—	31,221
Total assets	$2,021,585	$1,276,069	$2,181,533	$(3,993,970)	$1,485,217

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,091	$2,646	$50,847	$—	$69,584
Accrued compensation and benefits	19,643	1,774	14,575	—	35,992
Current maturities of debt	30,000	—	—	—	30,000
Income taxes payable	—	—	4,091	—	4,091
Liabilities from discontinued operations	17,839	20,384	122,350	—	160,573
Other current liabilities	17,380	6,017	30,371	—	53,768
Total current liabilities	100,953	30,821	222,234	—	354,008
Long-term debt	502,695	—	—	—	502,695
Deferred income taxes	2,415	—	1,532	—	3,947
Pension and post-retirement benefit liabilities	7,765	—	6,192	—	13,957
Other long-term liabilities	45,483	265	6,150	—	51,898
Intercompany payable	803,562	133,697	—	(937,259)	—
Shareholders’ equity	558,712	1,111,286	1,945,425	(3,056,711)	558,712
Total liabilities and shareholders’ equity	$2,021,585	$1,276,069	$2,181,533	$(3,993,970)	$1,485,217

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by (used in) operating activities - continuing operations	$182,274	$107,127	$(6,856)	$(241,642)	$40,903
Cash (used in) provided by operating activities - discontinued operations	(163,135)	147,274	136,264	(107,461)	12,942
Cash provided by operating activities	19,139	254,401	129,408	(349,103)	53,845
Investing Activities
Capital expenditures	(2,292)	(2,042)	(10,589)	—	(14,923)
Proceeds from sale of property, plant and equipment	2	—	1,460	—	1,462
Intercompany investment	47,104	—	(49,366)	2,262	—
Cash provided by (used in) investing activities - continuing operations	44,814	(2,042)	(58,495)	2,262	(13,461)
Cash provided by (used in) investing activities - discontinued operations	21,039	(3,288)	30,988	(24,232)	24,507
Cash provided by (used in) investing activities	65,853	(5,330)	(27,507)	(21,970)	11,046
Financing Activities
Payment for redemption of term loan	(200,000)	—	—	—	(200,000)
Proceeds from issuance of term loan	200,000	—	—	—	200,000
Principal Repayments on term loan	(72,500)	—	—	—	(72,500)
Purchase of treasury shares	(22,481)	—	—	—	(22,481)
Taxes paid related to the net share settlement of equity awards	(1,872)	—	—	—	(1,872)
Stock option exercises, related tax benefits and other	1,900	—	—	—	1,900
Cash dividends	(2,439)	—	—	—	(2,439)
Payment of debt issuance costs	(2,125)	—	—	—	(2,125)
Intercompany dividends paid	—	(30,465)	(85,941)	116,406	—
Intercompany loan activity	(5,839)	—	(21,894)	27,733	—
Intercompany capital contribution	—	(42,539)	(80,880)	123,419	—
Cash used in financing activities - continuing operations	(105,356)	(73,004)	(188,715)	267,558	(99,517)
Cash (used in) provided by financing activities - discontinued operations	—	(176,067)	72,552	103,515	—
Cash used in financing activities	(105,356)	(249,071)	(116,163)	371,073	(99,517)
Effect of exchange rate changes on cash	—	—	(4,713)	—	(4,713)
Net decrease in cash and cash equivalents	(20,364)	—	(18,975)	—	(39,339)
Cash and cash equivalents—beginning of period	67,945	—	182,545	—	250,490
Cash and cash equivalents—end of period	$47,581	$—	$163,570	$—	$211,151

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities - continuing operations	$66,416	$11,374	$60,866	$(66,740)	$71,916
Cash provided by operating activities - discontinued operations	(3,123)	13,399	23,944	(43)	34,177
Cash provided by operating activities	63,293	24,773	84,810	(66,783)	106,093
Investing Activities
Capital expenditures	(2,822)	(2,320)	(5,879)	—	(11,021)
Proceeds from sale of property, plant and equipment	—	—	104	—	104
Intercompany investment	(11,754)	—	—	11,754	—
Rental asset buyout for Viking divestiture	—	—	(27,718)	—	(27,718)
Proceeds from sale of business, net of transaction costs	198	—	8,704	—	8,902
Cash paid for business acquisitions, net of cash acquired	—	(1,732)	(21,486)	—	(23,218)
Cash provided by (used in) investing activities - continuing operations	(14,378)	(4,052)	(46,275)	11,754	(52,951)
Cash provided by (used in) investing activities - discontinued operations	—	(2,664)	(7,137)	1	(9,800)
Cash used in investing activities	(14,378)	(6,716)	(53,412)	11,755	(62,751)
Financing Activities
Principal repayments on term loan	(30,000)	—	—	—	(30,000)
Taxes paid related to the net share settlement of equity awards	(1,284)	—	—	—	(1,284)
Stock option exercises, related tax benefits and other	15,681	—	—	—	15,681
Cash dividends	(2,390)	—	—	—	(2,390)
Intercompany dividends paid	—	—	(28,822)	28,822	—
Intercompany loan activity	2,041	(18,057)	105,386	(89,370)	—
Intercompany capital contribution	—	—	100	(100)	—
Cash used in financing activities - continuing operations	(15,952)	(18,057)	76,664	(60,648)	(17,993)
Cash used in financing activities - discontinued operations	—	—	(115,676)	115,676	—
Cash used in financing activities	(15,952)	(18,057)	(39,012)	55,028	(17,993)
Effect of exchange rate changes on cash	—	—	(4,430)	—	(4,430)
Net decrease in cash and cash equivalents	32,963	—	(12,044)	—	20,919
Cash and cash equivalents—beginning of period	34,982	—	194,589	$—	229,571
Cash and cash equivalents—end of period	$67,945	$—	$182,545	$—	$250,490

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash provided by operating activities - continuing operations	$112,557	$(93,067)	$(201,903)	$230,505	$48,092
Cash provided by operating activities - discontinued operations	(23,697)	14,820	42,748	6,536	40,407
Cash provided by operating activities	88,860	(78,247)	(159,155)	237,041	88,499
Investing Activities
Capital expenditures	(2,697)	(1,824)	(12,717)	—	(17,238)
Proceeds from sale of property, plant and equipment	—	—	448	—	448
Intercompany investment	2,882	78,154	(26,600)	(54,436)	—
Cash provided by (used in) investing activities - continuing operations	185	76,330	(38,869)	(54,436)	(16,790)
Cash provided by (used in) investing activities - discontinued operations	—	(3,436)	(7,399)	—	(10,835)
Cash used in investing activities	185	72,894	(46,268)	(54,436)	(27,625)
Financing Activities
Principal Repayments on term loan	(18,750)	—	—	—	(18,750)
Redemption of 5.625% senior notes	(500)	—	—	—	(500)
Taxes paid related to the net share settlement of equity awards	(1,065)	—	—	—	(1,065)
Stock option exercises, related tax benefits and other	8,265	—	—	—	8,265
Cash dividends	(2,358)	—	—	—	(2,358)
Intercompany dividends paid	—	—	231,688	(231,688)	—
Intercompany loan activity	(47,780)	—	47,780	—	—
Intercompany capital contribution	—	—	(54,436)	54,436	—
Cash used in financing activities - continuing operations	(62,188)	—	225,032	(177,252)	(14,408)
Cash used in financing activities - discontinued operations	—	5,353	(742)	(5,353)	(742)
Cash used in financing activities	(62,188)	5,353	224,290	(182,605)	(15,150)
Effect of exchange rate changes on cash	—	—	4,243	—	4,243
Net decrease in cash and cash equivalents	26,857	—	23,110	—	49,967
Cash and cash equivalents—beginning of period	8,125	$—	171,479	—	179,604
Cash and cash equivalents—end of period	$34,982	$—	$194,589	$—	$229,571

ACTUANT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 18.    Director & Officer Transition Charges
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
Note 19.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2019 and fiscal 2018 is as follows:

	Year to date August 31, 2019
	First	Second	Third	Fourth	Total
Net sales	$158,551	$159,788	$178,095	$158,324	$654,758
Gross profit	70,312	71,316	81,954	69,070	292,652
Net (loss) earnings from continuing operations	(16,423)	765	26,858	(3,133)	8,067
Net (loss) earnings per share from continuing operations:
Basic	$(0.27)	$0.01	$0.44	$(0.05)	$0.13
Diluted	$(0.27)	$0.01	$0.43	$(0.05)	$0.13

	Year to date August 31, 2018
	First	Second	Third	Fourth	Total
Net sales	$155,767	$148,601	$170,466	$166,469	$641,303
Gross profit	68,704	62,216	79,003	73,361	283,284
Net (loss) earnings from continuing operations	(2,841)	(21,568)	17,827	11,328	4,746
Net (loss) earnings per share from continuing operations :
Basic	$(0.05)	$(0.36)	$0.29	$0.19	$0.08
Diluted	$(0.05)	$(0.36)	$0.29	$0.18	$0.08
The total of the individual quarters may not equal the annual or year-to-date total due to rounding.
During the year ended August 31, 2019, the Company recognized impairment and divestiture charges of $22.8 million of which $23.5 million was recorded in the first quarter, $6.1 million in the second quarter, a benefit of $13.0 million in the third quarter and a charge of $6.2 million in the fourth quarter (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets").
During the second quarter of fiscal 2018, the Company recognized impairment and divestiture charges of $3.0 million (see Note 5, "Divestiture Activities").

ACTUANT CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2019	$4,958	$1,114	$—	$(833)	$(98)	$5,141
August 31, 2018	10,488	(1,732)	76	(3,571)	(303)	4,958
August 31, 2017	6,936	3,792	883	(1,187)	64	10,488

Valuation allowance—Income taxes
August 31, 2019	$32,426	$43,693	$—	$(2,864)	$—	$73,255
August 31, 2018	16,758	27,504	—	(11,836)	—	32,426
August 31, 2017	2,487	14,874	—	(603)	—	16,758

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2019, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s effectiveness of internal controls over financial reporting as of August 31, 2019, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 28, 2020 (the “2020 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” section in the Company’s 2020 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2020 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code of ethics is posted on the Company’s website and is available free of charge at www.enerpactoolgroup.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Corporate Controller by posting such information on the Company’s website.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters” and the “Executive Compensation” sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2020 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2020 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2020 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2020 Annual Meeting Proxy Statement.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTUANT CORPORATION (Registrant)

By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 28, 2019
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

Signature	Title

/s/ RANDAL W. BAKER	President and Chief Executive Officer, Director
Randal W. Baker

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ HOLLY A. VAN DEURSEN	Director
Holly A. Van Deursen

/s/ RICK T. DILLON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Rick T. Dillon

/s/ BRYAN R. JOHNSON	Vice President of Finance and Principal Accounting Officer
Bryan R. Johnson
* Each of the above signatures is affixed as of October 28, 2019.

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2019
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 8-K filed on July 23, 2015

4.1
Indenture dated April 16, 2012 by and among Actuant Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee relating to $300 million Actuant Corporation 5  5/8% Senior Notes due 2022
Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 18, 2012

4.2	Description of Registered Securities		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1
Senior Credit Facility Agreement, dated March 29, 2019, between Actuant Corporation, the foreign subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A., SunTrustBank, and PNC Bank, National Association, as Co-Syndication Agents and BMO Harris Bank, N.A., as Documentation Agent.
Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2019

10.2*	Outside Directors’ Deferred Compensation Plan (conformed through the second amendment)	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.3*	Actuant Corporation Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Actuant Corporation 2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Definitive Proxy Statement, dated December 4, 2009

10.5*	(a) Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 5, 2016

	(b) First Amendment to the Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 4, 2017

10.6*	Actuant Corporation 2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.7*	(a) Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated Actuant Corporation 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.8*	Actuant Corporation Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.9*	Actuant Corporation Senior Officer Severance Plan	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2019

10.10*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.11*	Form of Amended and Restated Actuant Corporation Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

10.12*	Actuant Corporation Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.13	(a) Form of NQSO Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan*	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.14	(a) Form RSA Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan*	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan*	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15	(a) Form of RSU Award (Director) under Actuant Corporation 2009 Omnibus Incentive Plan*	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under Actuant Corporation 2009 Omnibus Incentive Plan*	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16*	(a) Form RSA Award (Director) under Actuant Corporation 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.17	(a) Form of RSU Award (Director) under Actuant Corporation 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under Actuant Corporation 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.18	(a) Form of PSU Award - Total Shareholder Return (Officer) under Actuant Corporation 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under Actuant Corporation 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.19*	Offer letter dated February 24, 2016 between Actuant Corporation and Randal W. Baker	Exhibit 10.1 to the Registrant's Form 8-K filed on March 1, 2016

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.20*	Offer Letter by and between Actuant Corporation and Rick T. Dillon	Exhibit 10.1 to Registrant's Form 8-K filed on November 18, 2016

10.21*	Offer Letter by and between Actuant Corporation and André L. Williams dated September 11, 2017	Exhibit 10.23 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

10.22*	Offer letter by and between Actuant Corporation and John Jeffery Schmaling dated January 18, 2018	Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 28, 2018.

10.23*	Offer letter by and between Actuant Corporation and Fabrizio R. Rasetti dated April 12, 2018	Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended May 31, 2018.

10.24*	Retention Incentives Agreement, dated as of April 11, 2019, between Actuant Corporation and Roger A. Roundhouse	Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended May 31, 2019

10.25*	Retirement Agreement and Release dated as of July 17, 2019 between Actuant Corporation and André L. Williams	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2019

10.26	Agreement by and between Actuant Corporation and Southeastern Capital Management dated March 20, 2018	Exhibit 10.1 of Registrant's Form 8-K filed on March 21, 2018

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Actuant Corporation Form 10-K for the year ended August 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
X
* Management contract or compensatory plan or arrangement.