Form 10-Q
period 2019-11-30
ACTUANT CORP
filed 2020-01-06
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2019 was 60,052,391.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	deterioration of, or instability in, the domestic and international economy;

•	challenging conditions in our various end markets;

•	competition in the markets we serve;

•	failure to develop new products and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and increases in the costs of commodities and raw materials;

•	uncertainty over global tariffs, or the financial impact of tariffs;

•	our international operations present special risks, including currency exchange rate fluctuations and export and import restrictions;

•	regulatory and legal developments, including changes to United States taxation rules;

•	our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;

•	the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;

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

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 28, 2019.

When used herein, the terms “Actuant,” “we,” “us,” “our” and the “Company” refer to Actuant Corporation and its subsidiaries. Actuant Corporation, doing business as Enerpac Tool Group, provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2019	2018
Net sales	$146,674	$158,551
Cost of products sold	77,986	88,239
Gross profit	68,688	70,312

Selling, administrative and engineering expenses	51,831	53,121
Amortization of intangible assets	1,872	2,297
Restructuring charges (benefit)	1,972	(29)
Impairment & divestiture (benefit) charges	(1,356)	23,477
Operating profit (loss)	14,369	(8,554)
Financing costs, net	6,729	7,298
Other expense, net	318	505
Earnings (loss) before income tax expense	7,322	(16,357)
Income tax expense	950	66
Net earnings (loss) from continuing operations	6,372	(16,423)
Loss from discontinued operations, net of income taxes	(4,251)	(1,029)
Net earnings (loss)	$2,121	$(17,452)

Earnings (loss) per share from continuing operations
Basic	$0.11	$(0.27)
Diluted	$0.11	$(0.27)

Loss per share from discontinued operations
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Earnings (loss) per share
Basic	$0.04	$(0.29)
Diluted	$0.03	$(0.29)

Weighted average common shares outstanding
Basic	60,081	61,031
Diluted	60,601	61,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2019	2018
Net earnings (loss)	$2,121	$(17,452)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8,492	(8,176)
Recognition of foreign currency translation losses from divested businesses	51,994	—
Pension and other postretirement benefit plans	441	232
Total other comprehensive income (loss), net of tax	60,927	(7,944)
Comprehensive income (loss)	$63,048	$(25,396)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2019	August 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$206,780	$211,151
Accounts receivable, net	122,027	125,883
Inventories, net	79,508	77,187
Assets held for sale	1,697	—
Assets from discontinued operations	—	285,578
Other current assets	42,720	30,526
Total current assets	452,732	730,325
Property, plant and equipment, net	56,094	56,729
Goodwill	263,969	260,415
Other intangible assets, net	51,235	52,375
Other long-term assets	84,482	24,430
Total assets	$908,512	$1,124,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$68,790	$76,914
Accrued compensation and benefits	25,281	26,421
Current maturities of debt	—	7,500
Income taxes payable	6,853	4,838
Liabilities held for sale	1,697	—
Liabilities from discontinued operations	—	143,763
Other current liabilities	54,649	40,965
Total current liabilities	157,270	300,401
Long-term debt, net	286,236	452,945
Deferred income taxes	1,567	1,564
Pension and postretirement benefit liabilities	19,806	20,213
Other long-term liabilities	90,380	47,972
Total liabilities	555,259	823,095
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,248,399 and 81,920,679 shares, respectively	16,450	16,384
Additional paid-in capital	187,772	181,213
Treasury stock, at cost, 22,295,357 and 21,455,568 shares, respectively	(658,017)	(640,212)
Retained earnings	921,460	915,466
Accumulated other comprehensive loss	(114,412)	(171,672)
Stock held in trust	(3,157)	(3,070)
Deferred compensation liability	3,157	3,070
Total shareholders' equity	353,253	301,179
Total liabilities and shareholders’ equity	$908,512	$1,124,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACTUANT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2019	2018
Operating Activities
Net earnings (loss)	$2,121	$(17,452)
Less: Net loss from discontinued operations	(4,251)	(1,029)
Net earnings (loss) from continuing operations	6,372	(16,423)
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture (benefit) charges, net of tax effect	(1,095)	23,477
Depreciation and amortization	4,779	5,056
Stock-based compensation expense	2,820	2,673
Benefit for deferred income taxes	(522)	(1,739)
Amortization of debt issuance costs	896	301
Other non-cash adjustments	83	124
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	3,151	(437)
Inventories	(5,767)	(6,535)
Trade accounts payable	(6,086)	305
Prepaid expenses and other assets	(6,167)	(5,899)
Income tax accounts	(5,260)	619
Accrued compensation and benefits	(1,617)	(11,196)
Other accrued liabilities	4,318	(1,000)
Cash used in operating activities - continuing operations	(4,095)	(10,674)
Cash used in operating activities - discontinued operations	(18,832)	(18,436)
Cash used in operating activities	(22,927)	(29,110)

Investing Activities
Capital expenditures	(3,187)	(4,569)
Proceeds from sale of property, plant and equipment	162	11
Proceeds from sale of business, net of transaction costs	8,726	—
Cash provided by (used in) investing activities - continuing operations	5,701	(4,558)
Cash provided by (used in) investing activities - discontinued operations	207,641	(3,097)
Cash provided by (used in) investing activities	213,342	(7,655)

Financing Activities
Principal repayment on term loan	(175,000)	(7,500)
Borrowings on revolving credit facility	100,000	—
Principal repayments on revolving credit facility	(100,000)	—
Purchase of treasury shares	(17,805)	—
Taxes paid related to the net share settlement of equity awards	(2,638)	(201)
Stock option exercises & other	2,640	552
Payment of cash dividend	(2,419)	(2,439)
Cash used in financing activities - continuing operations	(195,222)	(9,588)
Cash provided by (used in) financing activities - discontinued operations	—	—
Cash used in financing activities	(195,222)	(9,588)

Effect of exchange rate changes on cash	436	(694)
Net decrease in cash and cash equivalents	(4,371)	(47,047)
Cash and cash equivalents - beginning of period	211,151	250,490
Cash and cash equivalents - end of period	$206,780	$203,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Actuant Corporation, doing business as Enerpac Tool Group (“Actuant,” “Company,” "we," or "us"), have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2019 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2020.
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01 and ASU 2019-01), to increase transparency and comparability among organizations by recognizing all lease transactions on the balance sheet as a lease liability and a right-of-use (“ROU”) asset. The amendments also expanded disclosure requirements for key information about leasing arrangements. On September 1, 2019, the Company adopted the standard using a modified retrospective approach and through implementing selected third-party lease software utilized as a central repository for all leases. The Company elected the package of practical expedients allowing us to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and initial direct costs for leases that commenced prior to September 1, 2019. In addition, we elected not to recognize ROU assets or lease liabilities for leases containing terms of 12 months or less and not separate lease components from non-lease components for all asset classes. The Company updated its standard lease accounting policy to address the new standard, revised the Company’s business processes and controls to align to the updated policy and new standard and completed the implementation of and data input into the Company’s lease accounting software solution. The most significant impact of the standard on the Company was the recognition of a $60.8 million ROU asset and operating lease liability on the Condensed Consolidated Balance Sheets at adoption. The standard did not have a significant impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. In addition, as a result of sale leaseback transactions in previous years for which gains were deferred and under the new standard would have been recognized, the Company recorded an increase to retained earnings of $0.2 million in the first quarter of fiscal 2020, which represents the recognition of these previously deferred gains. See Note 15, “Leases” for further discussion of the Company’s operating leases.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. The Company adopted the guidance in the three months ended November 30, 2019 which resulted in an increase to retained earnings with an offsetting increase in accumulated other comprehensive loss of $3.7 million.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2019	August 31, 2019
Foreign currency translation adjustments	$90,629	$151,115
Pension and other postretirement benefit plans, net of tax	23,783	20,557
Accumulated other comprehensive loss	$114,412	$171,672

Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	November 30, 2019	August 31, 2019
Land, buildings and improvements	$29,586	$29,661
Machinery and equipment	136,713	140,083
Gross property, plant and equipment	166,299	169,744
Less: Accumulated depreciation	(110,205)	(113,015)
Property, plant and equipment, net	$56,094	$56,729

Note 2. Revenue Recognition
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and rope and cable solutions are recorded when control is transferred to the customer (i.e., performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. Due to the highly customized nature and limited alternative use of certain products, for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
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
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 13, "Segment Information" for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2019	2018
Revenues recognized at point in time	$104,812	$108,255
Revenues recognized over time	41,862	50,296
Total	$146,674	$158,551

Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2019	August 31, 2019
Receivables, which are included in accounts receivable, net	$122,027	$125,883
Contract assets, which are included in other current assets	4,948	3,747
Contract liabilities, which are included in other current liabilities	1,775	3,707

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
Contract Liabilities: As of November 30, 2019, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $1.8 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
Significant Judgments
Timing of Performance Obligations Satisfied at a Point in Time: The Company evaluates when the customer obtains control of the product based on shipping terms, as control will transfer, depending upon such terms, at different points between the Company's manufacturing facility or warehouse and the customer’s location. The Company considers control to have transferred upon shipment or delivery because i) the Company has a present right to payment at that time; ii) the legal title has been transferred to the customer; iii) the Company has transferred physical possession of the product to the customer; and iv) the customer has significant risks and rewards of ownership of the product.
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
Practical Expedients & Exemptions: The Company elected to expense the incremental cost to obtaining a contract when the amortization period for such contracts would be one year or less. The Company does not disclose the value of unperformed obligations for i) contracts with an original expected length of one year or less and ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead; satellite office closures; the continued movement of production and product sourcing to low-cost alternatives; and the centralization and standardization of certain administrative functions. Liabilities for severance will generally be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (Industrial Tools & Service ("IT&S") segment), ii) the strategic exit of certain commodity type services in our North America Services operations (IT&S segment) and iii) driving efficiencies within the overall corporate structure. Total restructuring charges associated with this restructuring plan were $1.5 million in the three months ended November 30, 2019.
The following rollforwards summarize restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Three Months Ended November 30, 2018
	Industrial Tools & Services		Corporate	Total
Balance as of August 31, 2018	$1,687		$46	$1,733
Restructuring charges	(29)	(1)	—	(29)
Cash payments	(922)		(46)	(968)
Other non-cash uses of reserve	(13)		—	(13)
Impact of changes in foreign currency rates	(21)		—	(21)
Balance as of November 30, 2018	$702		$—	$702

	Three Months Ended November 30, 2019
	Industrial Tools & Services	Corporate	Total
Balance as of August 31, 2019	$2,912	$—	$2,912
Restructuring charges	1,230	235	1,465
Cash payments	(1,851)	(1)	(1,852)
Other non-cash uses of reserve	(39)	(226)	(265)
Impact of changes in foreign currency rates	2	—	2
Balance as of November 30, 2019	$2,254	$8	$2,262
(1) Benefit relates to reversal of restructuring accrual due to the underspend of estimated restructuring costs.
The three months ended November 30, 2019 included $0.5 million of restructuring expenses related to Cortland U.S. (Other Segment). Restructuring reserves for Cortland U.S. were $1.3 million and $0.9 million as of November 30, 2019 and August 31, 2019, respectively.

Note 4. Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the previously announced sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP for a purchase price of approximately $214.5 million (which includes approximately $3.0 million to be paid in four equal quarterly installments after closing). In connection with the completion of the sale in the three months ended November 30, 2019, the Company recorded a net loss of $4.2 million comprised of a loss of $22.4 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the quarter largely offset by an income tax benefit of $18.2 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The final loss on sale is subject to agreement with the buyer on working capital amounts at the time of the divestiture. The Company also recognized an additional $3.3 million of impairment & divestiture costs in the quarter associated with the accelerated vesting of restricted stock awards associated with employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction.
During the first quarter of fiscal 2019, the Company determined that the Precision Hayes business (EC&S segment) was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company recorded $9.5 million of impairment & divestiture charges during the three months ended November 30, 2018 representing the excess of the net book value of the net assets held for sale less the anticipated proceeds, less costs to sell. Also, during the first fiscal quarter of fiscal 2019, the Company recognized $1.8 million of impairment & divestiture charges associated with the Cortland Fibron business representing the excess of the net book value of the net assets held for sale less the anticipated proceeds, net of transaction costs. Both divestitures were completed in the second quarter of fiscal 2019.
As the aforementioned divestitures were a part of our strategic shift to become a pure-play industrial tools and services company, the results of their operations (including the stated impairment & divestiture charges) are recorded as a component of "Loss from discontinued operations" in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the assets and liabilities of the EC&S segment are recorded as "Assets from discontinued operations" and "Liabilities from discontinued operations", respectively, within the Consolidated Balance Sheets as of August 31, 2019.
The following is a summary of the assets and liabilities of discontinued operations (in thousands):

August 31, 2019
Accounts receivable, net	$52,802
Inventories, net	76,825
Other current assets	8,058
Property, plant & equipment, net	32,172
Goodwill	16,862
Other intangible assets, net	93,314
Other long-term assets	5,545
Assets of discontinued operations	$285,578

Trade accounts payable	$43,628
Accrued compensation and benefits	12,101
Reserve for cumulative translation adjustment	54,469
Other current liabilities	12,101
Deferred income taxes	20,029
Pension and postretirement benefit liabilities	1,344
Other long-term liabilities	91
Liabilities of discontinued operations	$143,763

The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended November 30,
	2019*	2018
Net sales	$67,010	$133,980
Cost of products sold	49,749	99,284
Gross profit	17,261	34,696

Selling, administrative and engineering expenses	10,832	20,071
Amortization of intangible assets	—	1,981
Restructuring (benefit) charges	(11)	432
Impairment & divestiture charges	28,416	12,976
Operating loss	(21,976)	(764)

Financing costs (benefits), net	14	(3)
Other (income) expense, net	(104)	406
Loss before income tax benefit	(21,886)	(1,167)

Income tax benefit	(17,635)	(138)
Net loss from discontinued operations	$(4,251)	$(1,029)
* "Loss from discontinued operations, net of income taxes" for the three months ended November 30, 2019, includes the results of the EC&S segment for the two month period ended October 31, 2019. As a result of the classification of the segment as assets and liabilities held for sale, the Company did not record amortization or depreciation expense in the results of operations in accordance with U.S. GAAP for the three months ended November 30, 2019. Furthermore, the Company excluded EC&S segment employees from the fiscal 2020 bonus compensation plan, hence there are no expenses associated with the plan for the three months ended November 30, 2019.
Note 5. Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment) for net cash proceeds of $6.0 million, which resulted in an impairment & divestiture benefit of $4.6 million in the first quarter of fiscal 2020. An additional $1.5 million of contingent proceeds could be received in the future if the buyer is able to extend a long-term supply agreement with a significant customer of the business which had a change in control provision in their current contract. These contingent proceeds are not reflected within the condensed consolidated financial statements.
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. Therefore at November 30, 2019, the Milwaukee Cylinder business met the held for sale criteria and the Condensed Consolidated Balance Sheet reflects the assets and liabilities held for sale, respectively, of the Milwaukee Cylinder business. The $1.7 million of Assets held for sale are comprised of $1.3 million of Accounts receivable, net, $0.3 million of Inventories, net and $0.1 million of Other long-term assets. The $1.7 million of Liabilities held for sale are comprised of $1.1 million of Trade accounts payable, $0.1 million of Accrued compensation and benefits, $0.2 million of Other current liabilities and $0.3 million of Other long-term liabilities. We recorded impairment & divestiture charges of $4.6 million in the three months ended November 30, 2019 comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the anticipated proceeds less costs to sell, $1.9 million associated with our requirement to withdraw from the multi-employer pension plan associated with that business and $0.2 million of other divestiture related charges. The Company completed the divestiture of the Milwaukee Cylinder business on December 2, 2019 for a negligible amount. The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $2.9 million and $3.8 million in the three months ended November 30, 2019 and 2018, respectively) are not material to the condensed consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.3 million. The historical results of the Connectors product line (which had net sales of $0.2 million and $1.5 million in the three months ended November 30, 2019 and 2018, respectively) are not material to the condensed consolidated financial results.

Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2019 are as follows (in thousands):

	Industrial Tools & Services	Other	Total
Balance as of August 31, 2019	$242,873	$17,542	$260,415
Impact of changes in foreign currency rates	3,552	2	3,554
Balance as of November 30, 2019	$246,425	$17,544	$263,969

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2019			August 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$127,242	$99,191	$28,051	$126,229	$96,817	$29,412
Patents	12	13,439	12,605	834	13,227	12,276	951
Trademarks and tradenames*	12	3,219	1,940	1,279	4,513	2,921	1,592
Indefinite lived intangible assets:
Tradenames	N/A	21,071	—	21,071	20,420	—	20,420
		$164,971	$113,736	$51,235	$164,389	$112,014	$52,375

*The decrease in the Gross Carrying Value and Accumulated Amortization of Trademarks and tradenames is a result of the impairment of the Milwaukee Cylinder trademark as discussed in Note 5, "Other Divestiture Activities."
The Company estimates that amortization expense will be $5.7 million for the remaining nine months of fiscal 2020. Amortization expense for future years is estimated to be: $6.7 million in fiscal 2021, $5.9 million in fiscal 2022, $4.4 million in fiscal 2023, $2.8 million in fiscal 2024, $2.1 million in fiscal 2025 and $2.6 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charges
During the three months ended November 30, 2018, within the Other segment, the Company recognized a $10.2 million Goodwill impairment charge related to the Cortland U.S. business in conjunction with triggering events identified during the period.
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the changes in product warranty reserves for the three months ended November 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended November 30,
	2019	2018
Beginning balance	$1,145	$931
Provision for warranties	211	570
Warranty payments and costs incurred	(206)	(457)
Impact of changes in foreign currency rates	(25)	(10)
Ending balance	$1,125	$1,034

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2019	August 31, 2019
Senior Credit Facility
Revolver	$—	$—
Term Loan	—	175,000
Total Senior Credit Facility	—	175,000
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	287,559	462,559
Less: Current maturities of long-term debt	—	(7,500)
Debt issuance costs	(1,323)	(2,114)
Total long-term debt, less current maturities	$286,236	$452,945

Senior Credit Facility
The Company's $600 million Senior Credit Facility is comprised of a $400 million revolving line of credit and provided for a $200 million term loan which was scheduled to mature in March 2024. It also provides the option for future expansion through a $300 million accordion on the revolving line of credit. Borrowings under the Senior Credit Facility bear interest based on LIBOR or a base rate, with interest rate spreads above LIBOR or the base rate being subject to adjustments based on the Company's net leverage ratio, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 1.25% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage ratio.
The Senior Credit Facility contains two financial covenants which are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. For each covenant, certain transactions lead to adjustments to the underlying ratio, including a reduction of the minimum interest coverage ratio from 3.5 to 3.0 for any fiscal quarter ending within twelve months after the sale of the EC&S segment and an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition.
The Company was in compliance with all financial covenants at November 30, 2019. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
During the three months ended November 30, 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction, we expensed the remaining $0.6 million of associated capitalized debt issuance costs. As of November 30, 2019, the unused credit line and amount available for borrowing under the revolving line of credit was $394.0 million.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remain outstanding. The Senior Notes require no principal installments prior to their June 15, 2022 maturity, require semiannual interest payments in December and June of each year and contain certain financial and non-financial covenants. The Senior Notes include a call feature that allows the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices currently at 100.9% and reducing to 100.0% on June 15, 2020, plus accrued and unpaid interest.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximated book value at both November 30, 2019 and August 31, 2019 due to their short-term nature. The fair value of variable rate long-term debt approximated book value at August 31, 2019 as the interest rate approximated market rates (the Company had no variable rate debt outstanding as of November 30, 2019). Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.2 million at November 30, 2019 and a net asset of less than $0.1 million at August 31, 2019. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $290.8 million and $291.5 million at November 30, 2019 and August 31, 2019, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
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
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $143.2 million and $13.3 million at November 30, 2019 and August 31, 2019, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of $0.2 million in November 30, 2019 and a net asset of less than $0.1 million at August 31, 2019. Net foreign currency losses (included in "Other expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended November 30,
	2019	2018
Foreign currency loss, net	$(270)	$(229)

Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,295,357 shares of common stock for $658.0 million. As of November 30, 2019, the maximum number of shares that may yet be purchased under the programs is 5,704,643 shares. During the three months ended November 30, 2019 the Company repurchased 839,789 shares for $17.8 million.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2019	2018
Numerator:
Net earnings (loss) from continuing operations	$6,372	$(16,423)
Net loss from discontinued operations	(4,251)	(1,029)
Net earnings (loss)	2,121	(17,452)

Denominator:
Weighted average common shares outstanding - basic	60,081	61,031
Net effect of dilutive securities - stock based compensation plans	520	—
Weighted average common shares outstanding - diluted	$60,601	$61,031

Earnings (loss) per common share from continuing operations:
Basic	$0.11	$(0.27)
Diluted	$0.11	$(0.27)

Loss per common share from discontinued operations:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Earnings (loss) per common share:
Basic	$0.04	$(0.29)
Diluted	$0.03	$(0.29)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,068	2,973

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
Net earnings	—	—	—	—	2,121	—	—	—	2,121
Other comprehensive income, net of tax	—	—	—	—	—	60,927	—	—	60,927
Stock contribution to employee benefit plans and other	6	1	130	—	—	—	—	—	131
Restricted stock awards	190	38	(38)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(17,805)	—	—	—	—	(17,805)
Stock based compensation expense	—	—	6,537	—	—	—	—	—	6,537
Stock option exercises	128	26	2,483	—	—	—	—	—	2,509
Tax effect related to net share settlement of equity awards	—	—	(2,638)	—	—	—	—	—	(2,638)
Stock issued to, acquired for and distributed from rabbi trust	5	1	85	—	—	—	(87)	87	86
Adoption of accounting standards (Note 1)	—	—	—	—	3,873	(3,667)	—	—	206
Balance at November 30, 2019	82,248	$16,450	$187,772	$(658,017)	$921,460	$(114,412)	$(3,157)	$3,157	$353,253

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2018 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2018	81,424	$16,285	$167,448	$(617,731)	$1,166,955	$(174,245)	$(2,450)	$2,450	$558,712
Net loss	—	—	—	—	(17,452)	—	—	—	(17,452)
Other comprehensive income, net of tax	—	—	—	—	—	(7,944)	—	—	(7,944)
Stock contribution to employee benefit plans and other	5	1	117	—	—	—	—	—	118
Restricted stock awards	46	9	(9)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,594	—	—	—	—	—	3,594
Stock option exercises	20	4	430	—	—	—	—	—	434
Tax effect related to net share settlement of equity awards	—	—	(201)	—	—	—	—	—	(201)
Stock issued to, acquired for and distributed from rabbi trust	8	2	227	—	—	—	(123)	123	229
Adoption of accounting standards*	—	—	—	—	75	—	—	—	75
Balance at November 30, 2018	81,503	$16,301	$171,606	$(617,731)	$1,149,578	$(182,189)	$(2,573)	$2,573	$537,565
* Impact of the adoption of ASC 606, Revenue from Contracts with Customers.

Note 12. Income Taxes
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended November 30,
	2019	2018
Earnings (loss) from continuing operations before income tax expense	$7,322	$(16,357)
Income tax expense	950	66
Effective income tax rate	13.0%	(0.4)%

The Company’s earnings (loss) before income taxes from continuing operations includes earnings from foreign jurisdictions in excess of 85% of the consolidated total for the estimated full-year fiscal 2020 and 2019. Overall, the annual effective tax rate is not significantly impacted by differences in foreign tax rates now that the U.S. tax rate of 21% is in line with the Company's average foreign tax rate. Both the current and prior year effective income tax rates were impacted by impairment & divestiture (benefit) charges. Results included impairment & divestiture (benefit) charges of $(1.4) million and $23.5 million ($(1.1) million and $23.5 million after tax) for the three months ended November 30, 2019 and 2018, respectively, as well as accelerated debt issuance costs of $0.6 million ($0.5 million after tax) for the three months ended November 30, 2019. Excluding the impairment & divestiture (benefit) charges and accelerated debt issuance costs, the effective tax rate for the three months ended November 30, 2019 and 2018 was 12.7% and 0.9%, respectively. The income tax expense without impairment & divestiture (benefit) charges for the three months ended November 30, 2018 is impacted by tax planning initiatives that are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax law. Additionally, if recent operational improvements continue in certain foreign jurisdictions, it is reasonably possible that all, or a portion, of the related valuation allowances will be released in the second half of fiscal 2020.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Other segment is included for purposes of reconciliation of the respective balances below to the condensed consolidated financial statements.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2019	2018
Net Sales by Reportable Segment & Product Line
Industrial Tools & Services Segment
Product	$96,363	$102,768
Service & Rental	39,229	45,887
	135,592	148,655

Other Operating Segment	11,082	9,896
	$146,674	$158,551

Operating Profit (Loss)
Industrial Tools & Services Segment	$26,055	$26,374
Other Operating Segment	(255)	(23,961)
General Corporate	(11,431)	(10,967)
	$14,369	$(8,554)

	November 30, 2019	August 31, 2019
Assets*
Industrial Tools & Services Segment	$629,705	$553,615
Other Operating Segment	61,581	54,484
General Corporate	217,226	230,597
	$908,512	$838,696

*Excludes "Assets from discontinued operations" as of August 31, 2019.
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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $17.4 million and $18.2 million at November 30, 2019 and August 31, 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
As part of the Company's global sourcing strategy, we have entered into agreements with certain suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer orders. We have the ability to notify the supplier that they no longer need to maintain the minimum level of inventory should we discontinue manufacturing of a product during the contract period, however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations. The discounted present value of future minimum lease payments for these leases at November 30, 2019 was $8.5 million using a weighted average discount rate of 2.13%.
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
Note 15. Leases
The Company adopted ASC 842 on September 1, 2019 using a modified retrospective approach and as a result did not adjust prior periods. See Note 1, “Basis of Presentation” for further discussion of the adoption.
As of November 30, 2019, the Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment, and office equipment. The Company did not have any financing leases during the three month period ended November 30, 2019. Our real estate leases are generally for office, warehouse, and manufacturing facilities typically ranging in term from 5 to 15 years and may contain renewal options for periods up to 3 years at our discretion. Our equipment leases are generally for vehicles and manufacturing and IT equipment typically ranging in term from 3 to 7 years and may contain renewal options for periods up to one year at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
We determine if an arrangement contains a lease in whole or in part at the inception of the contract and identify classification of the lease as financing or operating. ROU assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. We account for the underlying operating lease asset at the individual lease level. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets.
All leases greater than 12 months result in recognition of a ROU asset and a liability at the lease commencement date and are recorded at the present value of the future minimum lease payments over the lease term. The lease term is equal to the initial term at commencement plus any renewal or extension options that the Company is reasonably certain will be exercised. ROU assets at the date of commencement are equal to the amount of the initial lease liability, the initial direct costs incurred by the Company and any prepaid lease payments less any incentives received. Lease expense for operating leases is recognized on a straight-line basis over the lease term or remaining useful life. As most of our leases do not provide the information required to determine the implicit rate, we utilize a consolidated group incremental borrowing rate for all leases as the Company has centralized treasury operations. The incremental borrowing rate is derived through a combination of inputs such as the Company's credit rating, impact of collaborated borrowing capabilities and lease term.
The Company considers contract modifications when there is a change to the contractual terms, scope of the lease or the consideration given. In the event the right to use an additional asset is granted and the lease payments associated with the additional asset are commensurate with the ROU asset’s standalone price, the modification is accounted for as a separate contract and the original contract remains unchanged. In the event that a single lease is modified, the Company reassesses the classification of the modified lease as of the effective date of the modification based on the modified terms and accounts for initial direct costs, lease incentives and any other payments made to or by the Company in connection with the modification in the same manner that items would be accounted for in connection with a new lease. If there is an additional ROU asset included, the lease term is extended or reduced, or the consideration is the only change in the contract, the Company reallocates the remaining consideration in the contract and remeasures the lease liability using a discount rate determined at the effective date of the modification. The remeasured lease liability for the modified lease is an adjustment to the corresponding ROU asset and does not impact the Condensed Consolidated Statements of Operations. In the event of a full or partial termination, the carrying value of the ROU asset decreases on a basis proportionate to the full or partial termination and any difference between the reduction in the lease liability and the proportionate reduction of the ROU asset is recognized as a gain or loss at the effective date of the modification.
The Company elected not to recognize short-term leases on its balance sheet and continues to expense such leases on a straight-line basis over the lease term.

The components of lease expense for the three months ended November 30, 2019 were as follows (in thousands):

Three Months Ended November 30, 2019
Lease Cost:
Operating lease cost	$4,254
Short-term lease cost	455
Variable lease cost	469

Supplemental cash flow and other information related to leases were as follows (in thousands):

Three Months Ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,262
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,064

Supplemental balance sheet information related to leases were as follows (in thousands):

November 30, 2019
Operating leases:
Other long-term assets	$55,590

Other current liabilities	13,174
Other long-term liabilities	43,597
Total operating lease liabilities	$56,771

Weighted Average Remaining Lease Term (in years):
Operating leases	7.9 years

Weighted Average Discount Rate:
Operating leases	4.37%

A summary of the future minimum lease payments due under operating leases with terms of more than one year at November 30, 2019 is as follows (in thousands):

Operating Leases
2020 (excluding the three months ended November 30, 2019)	$11,132
2021	12,331
2022	9,080
2023	7,087
2024	5,637
Thereafter	22,455
Total minimum lease payments	67,722
Less imputed interest	(10,951)
Present value of net minimum lease payments	$56,771

A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2019 is as follows (in thousands):

Operating Leases
2020	$15,792
2021	12,266
2022	10,111
2023	6,865
2024	5,177
Thereafter	21,620
Total minimum lease payments	$71,831

Note 16. Guarantor Subsidiaries
As discussed in Note 8, “Debt” on April 16, 2012, Actuant Corporation (the “Parent”) issued $300.0 million of 5.625% Senior Notes, of which $287.6 million remained outstanding as of November 30, 2019. Certain material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 5.625% Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended November 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$38,622	$10,771	$97,281	$—	$146,674
Cost of products sold	12,354	5,848	59,784	—	77,986
Gross profit	26,268	4,923	37,497	—	68,688
Selling, administrative and engineering expenses	22,245	4,131	25,455	—	51,831
Amortization of intangible assets	318	285	1,269	—	1,872
Restructuring charges	459	819	694	—	1,972
Impairment & divestiture (benefit) charges	(2,578)	—	1,222	—	(1,356)
Operating profit (loss)	5,824	(312)	8,857	—	14,369
Financing costs (income), net	6,795	—	(66)	—	6,729
Intercompany (income) expense, net	1,748	9,163	2,247	(13,158)	—
Intercompany dividends	(4,577)	—	—	4,577	—
Other (income) expense, net	(179)	214	283	—	318
Earnings before income tax expense	2,037	(9,689)	6,393	8,581	7,322
Income tax (benefit) expense	(2,462)	(1,217)	4,629	—	950
Earnings (loss) from continuing operations	4,499	(8,472)	1,764	8,581	6,372
Earnings (loss) from discontinued operations	18,087	(21,134)	7,377	(8,581)	(4,251)
Net earnings (loss) before equity in loss of subsidiaries	22,586	(29,606)	9,141	—	2,121
Equity in earnings (loss) of subsidiaries	(20,465)	31,434	48,756	(59,725)	—
Net earnings (loss)	2,121	1,828	57,897	(59,725)	2,121
Comprehensive income	$63,048	$470	$120,191	$(120,661)	$63,048

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended November 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$40,289	$19,726	$98,536	$—	$158,551
Cost of products sold	10,046	12,317	65,876	—	88,239
Gross profit	30,243	7,409	32,660	—	70,312
Selling, administrative and engineering expenses	21,147	5,627	26,347	—	53,121
Amortization of intangible assets	318	723	1,256	—	2,297
Restructuring charges	—	(93)	64	—	(29)
Impairment & divestiture charges	—	—	23,477	—	23,477
Operating profit (loss)	8,778	1,152	(18,484)	—	(8,554)
Financing costs (income), net	7,551	—	(253)	—	7,298
Intercompany (income) expense, net	(4,053)	5,033	(3,202)	2,222	—
Intercompany dividends	—	—	—	—	—
Other (income) expense, net	(216)	12	709	—	505
Earnings before income tax (benefit) expense	5,496	(3,893)	(15,738)	(2,222)	(16,357)
Income tax (benefit) expense	(1,114)	(250)	1,430	—	66
Earnings (loss) from continuing operations	6,610	(3,643)	(17,168)	(2,222)	(16,423)
(Loss) earnings from discontinued operations	265	2,740	(6,256)	2,222	(1,029)
Net earnings (loss) before equity in (loss) earnings of subsidiaries	6,875	(903)	(23,424)	—	(17,452)
Equity in (loss) earnings of subsidiaries	(24,327)	(4,507)	1,769	27,065	—
Net (loss) earning	(17,452)	(5,410)	(21,655)	27,065	(17,452)
Comprehensive income (loss)	$(25,396)	$(5,410)	$(29,330)	$34,740	$(25,396)

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	November 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$11,951	$—	$194,829	$—	$206,780
Accounts receivable, net	20,986	8,749	92,292	—	122,027
Inventories, net	29,975	7,532	42,001	—	79,508
Assets held for sale	—	—	1,697	—	1,697
Other current assets	21,964	1,773	18,983	—	42,720
Total current assets	84,876	18,054	349,802	—	452,732
Property, plant & equipment, net	8,112	5,159	42,823	—	56,094
Goodwill	43,502	57,342	163,125	—	263,969
Other intangibles, net	5,293	8,166	37,776	—	51,235
Investment in subsidiaries	1,320,696	1,162,632	486,807	(2,970,135)	—
Intercompany receivable	—	—	1,064,972	(1,064,972)	—
Other long-term assets	36,515	5,833	42,134	—	84,482
Total assets	$1,498,994	$1,257,186	$2,187,439	$(4,035,107)	$908,512

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	16,763	2,320	49,707	—	68,790
Accrued compensation and benefits	11,761	648	12,872	—	25,281
Current maturities of debt	—	—	—	—	—
Income taxes payable	—	—	6,853	—	6,853
Liabilities held for sale	—	—	1,697	—	1,697
Other current liabilities	26,196	3,525	24,928	—	54,649
Total current liabilities	54,720	6,493	96,057	—	157,270
Long-term debt	286,236	—	—	—	286,236
Deferred income taxes	—	—	1,567	—	1,567
Pension and post-retirement benefit liabilities	11,558	—	8,248	—	19,806
Other long-term liabilities	64,239	4,250	21,891	—	90,380
Intercompany payable	728,988	335,984	—	(1,064,972)	—
Shareholders’ equity	353,253	910,459	2,059,676	(2,970,135)	353,253
Total liabilities and shareholders’ equity	$1,498,994	$1,257,186	$2,187,439	$(4,035,107)	$908,512

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	August 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$47,581	$—	$163,570	$—	$211,151
Accounts receivable, net	20,322	11,358	94,203	—	125,883
Inventories, net	26,737	6,566	43,884	—	77,187
Assets from discontinued operations	295	145,239	140,044	—	285,578
Other current assets	12,116	1,797	16,613	—	30,526
Total current assets	107,051	164,960	458,314	—	730,325
Property, plant & equipment, net	8,515	5,193	43,021	—	56,729
Goodwill	38,847	57,342	164,226	—	260,415
Other intangible assets, net	5,611	8,451	38,313	—	52,375
Investment in subsidiaries	1,323,587	912,297	417,022	(2,652,906)	—
Intercompany receivables	—	—	979,889	(979,889)	—
Other long-term assets	27,510	(13,424)	10,344	—	24,430
Total assets	$1,511,121	$1,134,819	$2,111,129	$(3,632,795)	$1,124,274

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$23,678	$3,231	$50,005	$—	$76,914
Accrued compensation and benefits	11,495	1,657	13,269	—	26,421
Current maturities of debt	7,500	—	—	—	7,500
Income taxes payable	—	—	4,838	—	4,838
Liabilities from discontinued operations	1,217	29,292	113,254	—	143,763
Other current liabilities	17,556	2,388	21,021	—	40,965
Total current liabilities	61,446	36,568	202,387	—	300,401
Long-term debt	452,945	—	—	—	452,945
Deferred income taxes	(4)	—	1,568	—	1,564
Pension and post-retirement benefit liabilities	12,005	—	8,208	—	20,213
Other long-term liabilities	44,621	114	3,237	—	47,972
Intercompany payable	638,929	340,960	—	(979,889)	—
Shareholders’ equity	301,179	757,177	1,895,729	(2,652,906)	301,179
Total liabilities and shareholders’ equity	$1,511,121	$1,134,819	$2,111,129	$(3,632,795)	$1,124,274

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash (used in) provided by operating activities - continuing operations	$(97,861)	$1,202	$96,525	$(3,961)	$(4,095)
Cash provided by (used in) operating activities - discontinued operations	17,187	3,966	(39,369)	(616)	(18,832)
Cash (used in) provided by operating activities	(80,674)	5,168	57,156	(4,577)	(22,927)
Investing Activities
Capital expenditures	(1,240)	(416)	(1,531)	—	(3,187)
Proceeds from sale of property, plant and equipment	—	131	31	—	162
Proceeds from sale of business, net of transaction costs	6,000	—	2,726	—	8,726
Intercompany investment	21,877	—	(16,406)	(5,471)	—
Cash provided by (used in) investing activities - continuing operations	26,637	(285)	(15,180)	(5,471)	5,701
Cash provided by (used in) investing activities - discontinued operations	208,901	(474)	(786)	—	207,641
Cash provided by (used in) investing activities	235,538	(759)	(15,966)	(5,471)	213,342
Financing Activities
Principal repayments on term loan	(175,000)	—	—	—	(175,000)
Borrowings on revolving credit facility	100,000	—	—	—	100,000
Principal repayments on revolving credit facility	(100,000)	—	—	—	(100,000)
Purchase of treasury shares	(17,805)	—	—	—	(17,805)
Taxes paid related to the net share settlement of equity awards	(2,638)	—	—	—	(2,638)
Stock option exercises, related tax benefits and other	2,640	—	—	—	2,640
Cash dividends	(2,419)	—	—	—	(2,419)
Intercompany loan activity	4,728	—	83,851	(88,579)	—
Cash (used in) provided by financing activities - continuing operations	(190,494)	—	83,851	(88,579)	(195,222)
Cash (used in) provided by financing activities - discontinued operations	—	(4,409)	(94,218)	98,627	—
Cash (used in) provided by financing activities	(190,494)	(4,409)	(10,367)	10,048	(195,222)
Effect of exchange rate changes on cash	—	—	436	—	436
Net (decrease) increase in cash and cash equivalents	(35,630)	—	31,259	—	(4,371)
Cash and cash equivalents—beginning of period	47,581	—	163,570	—	211,151
Cash and cash equivalents—end of period	$11,951	$—	$194,829	$—	$206,780

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended November 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating Activities
Cash (used in) provided by operating activities - continuing operations	$(20,566)	$7,714	$313	$1,865	$(10,674)
Cash provided by (used in) operating activities - discontinued operations	4,291	(5,935)	(14,927)	(1,865)	(18,436)
Cash (used in) provided by operating activities	(16,275)	1,779	(14,614)	—	(29,110)
Investing Activities					—
Capital expenditures	(423)	(680)	(3,466)	—	(4,569)
Proceeds from sale of property, plant and equipment	8	—	3	—	11
Cash used in investing activities - continuing operations	(415)	(680)	(3,463)	—	(4,558)
Cash used in investing activities - discontinued operations	—	(1,099)	(1,998)	—	(3,097)
Cash used in investing activities	(415)	(1,779)	(5,461)	—	(7,655)
Financing Activities
Principal repayments on term loan	(7,500)	—	—	—	(7,500)
Taxes paid related to the net share settlement of equity awards	(201)	—	—	—	(201)
Stock option exercises, related tax benefits and other	552	—	—	—	552
Cash dividends	(2,439)	—	—	—	(2,439)
Cash used in financing activities - continuing operations	(9,588)	—	—	—	(9,588)
Cash used in financing activities - discontinued operations	—	—	—	—	—
Cash used in financing activities	(9,588)	—	—	—	(9,588)
Effect of exchange rate changes on cash	—	—	(694)	—	(694)
Net decrease in cash and cash equivalents	(26,278)	—	(20,769)	—	(47,047)
Cash and cash equivalents—beginning of period	67,649	—	182,841	—	250,490
Cash and cash equivalents—end of period	$41,371	$—	$162,072	$—	$203,443

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actuant Corporation, doing business as Enerpac Tool Group, is a premier industrial tools and services company serving a broad and diverse set of customers in more than 90 countries. The Company is a global leader in the engineering and manufacturing of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, IT&S. This segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. Financial information related to the Company's reportable segment is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. The IT&S segment continues to have exposure within the broad industrial landscape, mining and infrastructure markets. Due to economic uncertainties driven by geopolitical uncertainties, such as U.S./China trade negotiations, Brexit and the the U.S. political environment, we have experienced and continue to expect modest deceleration in demand for the majority of fiscal 2020 as compared to fiscal 2019. As a result, we still expect consolidated fiscal 2020 adjusted core sales (sales growth excluding the impact of acquisitions, divestitures, strategic exits of non-profitable product and service lines and changes in foreign currency exchange rates) growth of (3%) to 1%.
We remain focused on pursuing both organic and acquisition-related growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our lean efforts across our manufacturing, assembly and service operations. Our IT&S segment is focused on accelerating global sales growth through new product introductions and a continued emphasis on sales and marketing efforts. In addition, we remain focused on reducing our concentration in the oil & gas vertical markets by growing sales of critical products, rentals, and services with new and existing customers in other attractive vertical markets including power generation, and rescue. We continue to expect IT&S segment year-over-year adjusted core sales growth of (3%) to 1% in fiscal 2020.
On October 31, 2019, the Company completed the previously announced sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $215 million, with approximately $3 million due in four equal quarterly installments through October 31, 2020.
On March 21, 2019, we announced a restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operation (IT&S segment), and iii) driving efficiencies within the overall corporate structure. Total restructuring charges associated with this restructuring plan were $1.5 million in the three months ended November 30, 2019 related primarily to headcount reductions and facility consolidations. The Company still expects to achieve a total of $12-$15 million of annual savings with total restructuring costs of $10-$15 million and we anticipate completing the remaining actions associated with this restructuring action in fiscal 2020. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual incentive compensation differentials.
The Company also incurred $0.5 million of restructuring costs within the Other Segment in the three months ended November 30, 2019 associated with a facilities consolidation. The facility consolidation is ongoing and we expect to incur approximately $1 million of additional restructuring charges over the remainder of fiscal 2020. We anticipate realizing approximately $3 million of annual savings associated with the actions and expect to start realizing these savings in fiscal 2020.
Given our global footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The weakening of the U.S. dollar favorably impacts our sales, cash flow and earnings given the translation of our international results into U.S. dollars. This also results in lower costs for certain international operations, which incur costs or purchase components in U.S. dollars, and increases the dollar value of assets (including cash) and liabilities of our international operations. A strengthening of the U.S. dollar has the opposite effect on our sales, cash flow, earnings and financial position.

Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2019		2018
Net sales	$147	100%	$159	100%
Cost of products sold	78	53%	88	55%
Gross profit	69	47%	70	44%
Selling, administrative and engineering expenses	52	35%	53	33%
Amortization of intangible assets	2	1%	2	1%
Restructuring charges	2	1%	—	—%
Impairment & divestiture charges (benefit)	(1)	(1)%	23	14%
Operating profit (loss)	14	10%	(8)	(5)%
Financing costs, net	7	5%	7	4%
Other expense, net	—	—%	1	1%
Earnings (loss) before income tax expense (benefit)	7	5%	(16)	(10)%
Income tax expense	1	1%	—	—%
Net earnings (loss) from continuing operations	6	4%	(16)	(10)%

Diluted earnings (loss) per share from continuing operations	$0.11		$(0.27)
Consolidated net sales for the first quarter of fiscal 2020 were $147 million, a decrease of $12 million (7%) from the prior year comparative. Core sales were flat year-over-year after adjusting for the $10 million (6%) decrease from divested product lines and strategic exits of certain service offerings. Changes in foreign currency exchange rates unfavorably impacted net sales comparisons by 1%. Gross profit margins increased 3% as a result of the aforementioned divested product lines and strategic exits. Operating profit was higher in fiscal 2020 as compared to fiscal 2019 largely as a result of restructuring savings of roughly $1 million from actions taken in last fiscal year's fourth quarter and decreased impairment & divestiture charges ($23 million of charges in fiscal 2019 as a result of the held for sale treatment of the Cortland U.S. business as compared to a net $1 million benefit in the current year from divestiture activities associated with non-core product lines and business) offset by higher restructuring charges in the current year.
Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, highly engineered heavy lifting technology solutions, and hydraulic torque wrenches (Product product line). On the services side, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended November 30,
	2019	2018
Net sales	$136	$149
Operating profit	26	26
Operating profit %	19.2%	17.7%
IT&S segment net sales for the first quarter of fiscal 2020 decreased by $13 million (9%). Strategic exits and divestitures of non-core product lines accounted for $10 million (6%) of the decrease and changes in foreign currency unfavorably impacted net sales by 1%. After consideration of the divestiture activities and the strategic exit of certain service offerings, core sales decreased by 1% predominantly as a result of decelerating demand in our North America Product product line amid macroeconomic uncertainty slightly offset by strong performance in our Middle East Service & Rental product line and stabilization of the European Product product line.

Operating profit remained flat from the prior year despite the decrease in net sales as a result of the divestitures and strategic exit of certain product lines. The low profitability of these sales coupled with restructuring savings were offset by current quarter restructuring charges, resulting in flat profitability year-over-year.
Corporate
Corporate expenses increased by $0.5 million as a result of higher corporate development costs.
Financing Costs, net
Net financing costs were $6.7 million and $7.3 million for the three months ended November 30, 2019 and 2018, respectively. Financing costs decreased as a result of lower outstanding balances on our Senior Credit Facility, including the pay off of the term loan in early November. The benefit from lower cash interest expense was partially offset as a result of expensing the remaining $0.6 million of capitalized debt issuance costs associated with the term loan upon the early pay off of the outstanding principal balance.
Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in millions):

	Three Months Ended November 30,
	2019	2018
Earnings (loss) from continuing operations before income tax expense	$7	$(16)
Income tax expense	1	—
Effective income tax rate	13.0%	(0.4)%
The Company’s earnings (loss) before income taxes from continuing operations includes earnings from foreign jurisdictions in excess of 85% of the consolidated total for the estimated full-year fiscal 2020 and 2019. Overall, the annual effective tax rate is not significantly impacted by differences in foreign tax rates now that the U.S. tax rate of 21% is in line with the Company's average foreign tax rate. Both the current and prior year effective income tax rates were impacted by impairment & divestiture (benefit) charges. Results included impairment & divestiture (benefit) charges of $(1) million and $23 million ($(1) million and $23 million after tax) for the three months ended November 30, 2019 and 2018, respectively, as well as accelerated debt issuance costs of $0.6 million ($0.5 million after tax) for the three months ended November 30, 2019. Excluding the impairment & divestiture (benefit) charges and accelerated debt issuance costs, the effective tax rate for the three months ended November 30, 2019 and 2018 was 12.7% and 0.9%, respectively. The income tax expense without impairment & divestiture (benefit) charges for the three months ended November 30, 2018 is impacted by tax planning initiatives that are not expected to repeat in future periods due to certain tax attributes that are no longer available and subsequent changes in relevant tax law. Additionally, if recent operational improvements continue in certain foreign jurisdictions, it is reasonably possible that all, or a portion, of the related valuation allowances will be released in the second half of fiscal 2020.
Cash Flows and Liquidity
At November 30, 2019, we had $207 million of cash and cash equivalents. Cash and cash equivalents included $195 million of cash held by our foreign subsidiaries and $12 million held domestically. The following table summarizes our cash flows (used in) provided by operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2019	2018
Net cash used in operating activities	$(23)	$(29)
Net cash provided by (used in) investing activities	213	(8)
Net cash used in financing activities	(195)	(10)
Effect of exchange rates on cash	1	—
Net decrease in cash and cash equivalents*	$(4)	$(47)
*The table above includes activity associated with our discontinued operations (former EC&S segment), which was operational for the full period in the three months ended November 30, 2018 and included activity through the divestiture on October 31, 2019 in three month period ended November 30, 2019.

Net cash used in operating activities was $23 million for the three months ended November 30, 2019 as compared to $29 million in the three months ended November 30, 2018. The net use of cash is consistent with historical results of operations in the first quarter due to increases in working capital amounts and the payment of our annual bonus compensation. The decrease in cash used by operating activities in the first quarter of fiscal 2020 as compared to fiscal 2019 was a result of a decreased bonus compensation payment and improved working capital management within our continuing operations. Net cash provided by (used in) investing activities increased $221 million as a result of divestiture proceeds net of transactions costs from the sale of the EC&S segment ($219 million) and non-core product lines ($9 million) in addition to lower capital expenditures in the first quarter of fiscal 2020 as compared to 2019 ($3 million).
Net cash used in financing activities was $195 million for the three months ended November 30, 2019 compared to $10 million for the three months ended November 30, 2018. The cash used in financing activities for fiscal 2020 consisted primarily of the early pay off of the outstanding principal balance on the term loan of $175 million and treasury share repurchases of $18 million, which compared to $8 million of principal repayments on the term loan in the first quarter of fiscal 2019 and no share repurchase activity.
The Company's $600 million Senior Credit Facility is comprised of a $400 million revolving line of credit and provided for a $200 million term loan which was scheduled to mature in March 2024 (see Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). During the three months ended November 30, 2019, the Company paid off the outstanding principal balance on the term loan. The unused credit line and amount available for borrowing under the revolving line of credit was $394 million at November 30, 2019.
We believe that the revolving line of credit, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	November 30, 2019	PWC%	August 31, 2019	PWC%
Accounts receivable, net	$122	21%	$126	20%
Inventory, net	80	14%	77	12%
Accounts payable	(69)	(12)%	(77)	(12)%
Net primary working capital	$133	23%	$126	20%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations. As of November 30, 2019, the present value of future minimum lease payments, using a weighted average discount rate of 2.13%, on previously divested or spun-off businesses was $9 million.
We had outstanding letters of credit totaling $17 million and $18 million at November 30, 2019 and August 31, 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
We are also subject to certain contingencies with respect to legal proceedings and regulatory matters which are described in Note 14, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements. While there can be no assurance of the ultimate outcome of these matters, the Company believes that there will be no material adverse effect on the Company's results of operations, financial position or cash flows.

Contractual Obligations
Our contractual obligations have materially changed in fiscal 2020 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2019 as a result of the divestiture of our EC&S segment, specifically related to lease commitments disclosed therein. See Note 15, "Leases" in the notes to the condensed consolidated financial statements for disclosure of our future contractual obligations from our continuing operations with respect to Leases as of November 30, 2019.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended August 31, 2019.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. As of November 30, 2019, our variable-rate funding sources consisted primarily of the revolving line of credit under our Senior Credit Facility. However, we do not have any borrowings outstanding on the revolving line of credit as of November 30, 2019.
Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Mexico, United Arab Emirates and China, and we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 10, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2019. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $39 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2019, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,295,357 shares of common stock for $658.0 million. As of November 30, 2019, the maximum number of shares that may yet be purchased under the programs is 5,704,643 shares.
The following table sets forth all repurchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of common stock during the each month in the three months ended November 30, 2019, all of which were purchased under publicly announced share repurchase programs.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2019	6,716	$20.79	6,537,716
October 1 to October 31, 2019	833,073	21.17	5,704,643
November 1 to November 30, 2019	—	—	5,704,643
	839,789	$21.17
Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 37, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTUANT CORPORATION
(Registrant)
Date: January 6, 2020	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer

ACTUANT CORPORATION
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2019
INDEX TO EXHIBITS

Exhibit	Description	Filed Herewith	Furnished Herewith
2.1
Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019)

3.1
Amended & Restated Bylaws of Actuant Corporation, adopted November 7, 1991, as last amended October 29, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 30, 2019)

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

101
The following materials from the Actuant Corporation Form 10-Q for the three months ended November 30, 2019 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)