Form 10-Q
period 2020-02-29
ENERPAC TOOL GROUP CORP
filed 2020-03-25
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11288
 ————————————
ENERPAC TOOL GROUP CORP.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 20, 2020 was 59,748,495.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	deterioration of, or instability in, the domestic and international economy;

•	potential impact on our business from global pandemics, including COVID-19;

•	challenging conditions in our various end markets;

•	our ability to execute restructuring actions and the realization of anticipated cost savings;

•	competition in the markets we serve;

•	failure to develop new products and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	heavy reliance on suppliers for components used in the manufacture and sale of our products;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and increases in the costs of commodities and raw materials;

•	uncertainty over global tariffs, or the financial impact of tariffs;

•	our international operations present special risks, including currency exchange rate fluctuations and export and import restrictions;

•	regulatory and legal developments, including changes to United States taxation rules;

•	our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;

•	the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;

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

•
numerous other matters including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 28, 2019 and those factors contained within Part II, Item 1A herein.

When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$133,386	$159,788	$280,060	$318,340
Cost of products sold	71,293	88,473	149,278	176,712
Gross profit	62,093	71,315	130,782	141,628

Selling, administrative and engineering expenses	50,245	53,433	102,076	106,554
Amortization of intangible assets	2,120	1,854	3,993	4,151
Restructuring charges	1,929	46	3,900	17
Impairment & divestiture (benefit) charges	(768)	3,543	(2,124)	27,019
Operating profit	8,567	12,439	22,937	3,887
Financing costs, net	4,630	7,157	11,359	14,455
Other (income) expense, net	(787)	515	(468)	1,021
Earnings (loss) before income tax expense	4,724	4,767	12,046	(11,589)
Income tax expense	806	4,002	1,756	4,068
Net earnings (loss) from continuing operations	3,918	765	10,290	(15,657)
(Loss) earnings from discontinued operations, net of income taxes	(1,756)	1,988	(6,007)	958
Net earnings (loss)	$2,162	$2,753	$4,283	$(14,699)

Earnings (loss) per share from continuing operations
Basic	$0.07	$0.01	$0.17	$(0.26)
Diluted	$0.06	$0.01	$0.17	$(0.26)

(Loss) earnings per share from discontinued operations
Basic	$(0.03)	$0.03	$(0.10)	$0.02
Diluted	$(0.03)	$0.03	$(0.10)	$0.02

Earnings (loss) per share
Basic	$0.04	$0.04	$0.07	$(0.24)
Diluted	$0.04	$0.04	$0.07	$(0.24)

Weighted average common shares outstanding
Basic	60,130	61,243	60,106	61,137
Diluted	60,513	61,607	60,557	61,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings (loss)	$2,162	$2,753	$4,283	$(14,699)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3,246)	7,433	5,246	(743)
Recognition of foreign currency translation losses from divested businesses	—	34,909	51,994	34,909
Pension and other postretirement benefit plans	194	95	635	327
Total other comprehensive (loss) income, net of tax	(3,052)	42,437	57,875	34,493
Comprehensive (loss) income	$(890)	$45,190	$62,158	$19,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 29, 2020	August 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$163,437	$211,151
Accounts receivable, net	113,294	125,883
Inventories, net	78,046	77,187
Assets from discontinued operations	—	285,578
Other current assets	43,386	30,526
Total current assets	398,163	730,325
Property, plant and equipment, net	63,065	56,729
Goodwill	271,828	260,415
Other intangible assets, net	66,501	52,375
Other long-term assets	79,785	24,430
Total assets	$879,342	$1,124,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$62,291	$76,914
Accrued compensation and benefits	19,333	26,421
Current maturities of debt	—	7,500
Income taxes payable	4,250	4,838
Liabilities from discontinued operations	—	143,763
Other current liabilities	43,687	40,965
Total current liabilities	129,561	300,401
Long-term debt, net	286,367	452,945
Deferred income taxes	1,782	1,564
Pension and postretirement benefit liabilities	19,742	20,213
Other long-term liabilities	87,525	47,972
Total liabilities	524,977	823,095
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,539,940 and 81,920,679 shares, respectively	16,508	16,384
Additional paid-in capital	189,716	181,213
Treasury stock, at cost, 22,295,357 and 21,455,568 shares, respectively	(658,017)	(640,212)
Retained earnings	923,622	915,466
Accumulated other comprehensive loss	(117,464)	(171,672)
Stock held in trust	(2,434)	(3,070)
Deferred compensation liability	2,434	3,070
Total shareholders' equity	354,365	301,179
Total liabilities and shareholders’ equity	$879,342	$1,124,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 29, 2020	February 28, 2019
Operating Activities
Net earnings (loss)	$4,283	$(14,699)
Less: Net (loss) earnings from discontinued operations	(6,007)	958
Net earnings (loss) from continuing operations	10,290	(15,657)
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture (benefit) charges, net of tax effect	(1,629)	27,019
Depreciation and amortization	10,056	9,361
Stock-based compensation expense	5,945	5,265
Benefit for deferred income taxes	(1,094)	(4,249)
Amortization of debt issuance costs	1,132	602
Other non-cash charges	409	55
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	13,956	(10,591)
Inventories	(1,898)	(10,057)
Trade accounts payable	(14,364)	(918)
Prepaid expenses and other assets	(3,103)	(10,105)
Income tax accounts	(9,927)	858
Accrued compensation and benefits	(8,012)	(18,657)
Other accrued liabilities	(10,065)	2,029
Cash used in operating activities - continuing operations	(8,304)	(25,045)
Cash used in operating activities - discontinued operations	(20,437)	(26,269)
Cash used in operating activities	(28,741)	(51,314)

Investing Activities
Capital expenditures	(6,967)	(8,686)
Proceeds from sale of property, plant and equipment	450	51
Lease buyout for divested business	(575)	—
Proceeds from sale of business/product line	8,726	—
Cash paid for business acquisitions, net of cash acquired	(33,444)	—
Cash used in investing activities - continuing operations	(31,810)	(8,635)
Cash provided by investing activities - discontinued operations	208,391	29,179
Cash provided by investing activities	176,581	20,544

Financing Activities
Principal repayment on term loan	(175,000)	(47,500)
Borrowings on revolving credit facility	100,000	—
Principal repayments on revolving credit facility	(100,000)	—
Purchase of treasury shares	(17,805)	—
Taxes paid related to the net share settlement of equity awards	(4,063)	(1,489)
Stock option exercises & other	2,888	1,031
Payment of cash dividend	(2,419)	(2,439)
Cash used in financing activities - continuing operations	(196,399)	(50,397)
Cash used in financing activities - discontinued operations	—	—
Cash used in financing activities	(196,399)	(50,397)

Effect of exchange rate changes on cash	845	1,065
Net decrease in cash and cash equivalents	(47,714)	(80,102)
Cash and cash equivalents - beginning of period	211,151	250,490
Cash and cash equivalents - end of period	$163,437	$170,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Enerpac Tool Group Corp. (“Company,” "we," or "us"), formerly known as Actuant Corporation, have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2019 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2020.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. The Company adopted the guidance on September1, 2019 and recorded an increase to retained earnings with an offsetting increase in accumulated other comprehensive loss of $3.7 million on the adoption date.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 29, 2020	August 31, 2019
Foreign currency translation adjustments	$93,875	$151,115
Pension and other postretirement benefit plans, net of tax	23,589	20,557
Accumulated other comprehensive loss	$117,464	$171,672

Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	February 29, 2020	August 31, 2019
Land, buildings and improvements	$31,901	$29,661
Machinery and equipment	140,071	140,083
Gross property, plant and equipment	171,972	169,744
Less: Accumulated depreciation	(108,907)	(113,015)
Property, plant and equipment, net	$63,065	$56,729

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues recognized at point in time	$97,189	$109,883	$202,001	$218,139
Revenues recognized over time	36,197	49,905	78,059	100,201
Total	$133,386	$159,788	$280,060	$318,340

Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 29, 2020	August 31, 2019
Receivables, which are included in accounts receivable, net	$113,294	$125,883
Contract assets, which are included in other current assets	5,177	3,747
Contract liabilities, which are included in other current liabilities	1,334	3,707

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
Contract Liabilities: As of February 29, 2020, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $1.3 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead; satellite office closures; the continued movement of production and product sourcing to low-cost alternatives; and the centralization and standardization of certain administrative functions. Liabilities for severance will generally be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (Industrial Tools & Service ("IT&S") segment), ii) the strategic exit of certain commodity type services in our North America Services operations (IT&S segment) and iii) driving efficiencies within the overall corporate structure. Total restructuring charges associated with this restructuring plan were $1.7 million and $3.1 million in the three and six months ended February 29, 2020, respectively. The Company recorded total restructuring charges of $0.1 million in both the three and six months ended February 28, 2019 associated with the legacy restructuring initiatives.
The following summarizes restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Six Months Ended February 29, 2020
	Industrial Tools & Services	Corporate
Balance as of August 31, 2019	$2,912	$—
Restructuring charges	2,189	939
Cash payments	(2,693)	(628)
Other non-cash uses of reserve	(406)	(302)
Impact of changes in foreign currency rates	(4)	—
Balance as of February 29, 2020	$1,998	$9

	Six Months Ended February 28, 2019
	Industrial Tools & Services	Corporate
Balance as of August 31, 2018	$1,687	$46
Restructuring charges	20	—
Cash payments	(1,115)	(46)
Other non-cash uses of reserve	(12)	—
Impact of changes in foreign currency rates	(18)	—
Balance as of February 28, 2019	$562	$—
The three and six months ended February 29, 2020 included $0.3 million and $0.8 million of restructuring expenses related to Cortland U.S. (Other segment), respectively. Restructuring reserves for Cortland U.S. were $0.6 million and $1.9 million as of February 29, 2020 and August 31, 2019, respectively. There were inconsequential restructuring charges recorded within the Other segment associated with the legacy restructuring initiatives in the three and six months ended February 28, 2019.
Note 4.    Acquisitions
On January 7, 2020, the Company acquired 100% of the stock of HTL Group ("HTL"), a provider of controlled bolting products and calibration and repair services, as well as a strong rental business. The tuck-in acquisition of HTL now provides the Company with a complete bolting line of products and enhances our European rental capabilities. The Company acquired all of the assets and assumed certain liabilities of HTL for a purchase price of $33.4 million, net of cash acquired. The preliminary purchase price allocation resulted in $8.6 million of goodwill (which is not deductible for tax purposes), $18.0 million of intangible assets, and $7.3 million of property, plant and equipment. The impact on the remaining balance sheet line items was not material. The intangible assets were comprised of $3.7 million of indefinite-lived tradenames, $13.6 million of amortizable customer relationships and $0.7 million of amortizable patents. The fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, it will continue to evaluate available information prior to finalization of the amounts. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of rental assets acquired (component of property, plant, and equipment), intangible assets and the resulting impact on deferred income tax assets and liabilities.
The Company incurred transaction costs of $0.2 million for both the three and six months ended February 29, 2020 (included in "Selling, administrative and engineering expenses" in the Condensed Consolidated Statements of Operations) related to this acquisition.
This acquisition generated net sales of $2.0 million for the three months ended February 29, 2020 which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.
Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the previously announced sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $214.5 million (which included approximately $3.0 million to be paid in four equal quarterly installments after closing, of which $0.7 million was received in the three months ended February 29, 2020). In connection with the completion of the sale in the three months ended November 30, 2019, the Company recorded a net loss of $4.2 million comprised of a loss of $22.4 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the quarter largely offset by an income tax benefit of $18.2 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized an additional $3.3 million of impairment & divestiture costs in the three months ended November 30, 2019 associated with the accelerated vesting of restricted stock awards associated with employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction. In the three months ended February 29, 2020, the Company also incurred approximately $0.3 million of additional miscellaneous divestiture related costs. The final loss on the sale is subject to the customary negotiation of final working capital amounts.

During the first quarter of fiscal 2019, the Company determined that the Precision Hayes business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company completed the sale of the Precision Hayes business on December 31, 2018 for $23.6 million cash net of final transaction costs, working capital adjustments, accelerated vesting of equity compensation, retention bonuses and other adjustments which were recognized within the second quarter of fiscal 2019. The Company recorded $0.0 million and $9.5 million of impairment & divestiture charges during the three and six months ended February 28, 2019, respectively, of which the charges for the six-month period represented the excess of the net book value of the net assets held for sale less the anticipated proceeds, less costs to sell.
The Company completed the sale of the Cortland Fibron business on December 19, 2018 for $12.5 million in cash. During the three and six months ended February 28, 2019, the Company recognized $2.6 million and $4.3 million of impairment & divestiture charges associated with the divestiture of the Cortland Fibron business.
In addition to the above disclosed matters, the Company also incurred $0.9 million and $2.5 million of divestiture related costs during the three and six months ended February 29, 2020, respectively.
As the aforementioned divestitures were a part of our strategic shift to become a pure-play industrial tools and services company, the results of their operations (including the stated impairment & divestiture charges) are recorded as a component of "Loss from discontinued operations" in the Condensed Consolidated Statements of Operations for all periods presented.
The following represents the detail of "(Loss) earnings from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020*	February 28, 2019	February 29, 2020*	February 28, 2019
Net sales	$—	$112,119	$67,010	$246,099
Cost of products sold	—	85,948	49,749	185,232
Gross profit	—	26,171	17,261	60,867

Selling, administrative and engineering expenses	619	17,312	11,451	37,383
Amortization of intangible assets	—	1,587	—	3,569
Restructuring charges (benefit)	—	14	(11)	446
Impairment & divestiture charges	314	3,344	28,730	16,319
Operating (loss) earnings	(933)	3,914	(22,909)	3,150
Financing (benefits) costs, net	—	(4)	14	(7)
Other expense (income), net	—	141	(104)	547
(Loss) earnings before income tax expense (benefit)	(933)	3,777	(22,819)	2,610
Income tax expense (benefit)	823	1,789	(16,812)	1,652
Net (loss) earnings from discontinued operations	$(1,756)	$1,988	$(6,007)	$958
* "(Loss) earnings from discontinued operations, net of income taxes" for the periods presented in fiscal 2020 include the results of the EC&S segment for the two months ended October 31, 2019 (the divestiture date) as well as the ancillary impacts from certain retained liabilities subsequent to the divestiture. As a result of the classification of the segment as assets and liabilities held for sale for the two months ended October 31, 2019, the Company did not record amortization or depreciation expense in the results of operations in accordance with U.S. GAAP. Furthermore, the Company excluded EC&S segment employees from the fiscal 2020 bonus compensation plan, hence there are no expenses associated with the plan for that period.
Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment) for net cash proceeds of $6.0 million, which resulted in an impairment & divestiture benefit of $4.6 million in the three months ended November 30, 2019. In the three months ended February 29, 2020, the Company recorded an additional benefit of $0.1 million related to agreement with the buyer on final working capital amounts and various other benefits. In March 2020, the buyer of the UNI-LIFT product line extended a long-term supply agreement with a significant customer. Pursuant to the sales agreement, this action triggered the requirement for the buyer to pay $1.5 million of contingent proceeds and payment was subsequently received by the Company. These contingent proceeds were not reflected within the condensed consolidated financial statements as of and for the periods ended February 29, 2020, but will be reflected within the condensed consolidated financial statements as of and for the periods ending May 31, 2020.
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. We recorded impairment & divestiture charges of $4.6 million in the three months ended November 30, 2019 comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the anticipated proceeds less costs to sell, $1.9 million associated with our requirement to withdraw from the multi-employer pension plan associated with that business and $0.2 million of other divestiture related charges. The Company completed the divestiture of the Milwaukee Cylinder business on December 2, 2019 for a negligible amount. In the three months ended February 29, 2020, the Company recorded inconsequential amounts of impairment & divestiture charges. The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $4.3 million in the three months ended February 28, 2019 and $2.9 million and $7.1 million in the six months ended February 29, 2020 and February 28, 2019, respectively) are not material to the condensed consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.3 million in the three months ended November 30. 2019. During the three months ended February 29, 2020, the Company recorded $0.1 million of impairment & divestiture charges related to working capital adjustment. The historical results of the Connectors product line (which had net sales of $1.0 million in the three months ended February 28, 2019 and $0.2 million and $2.5 million in the six months ended February 29, 2020 and February 28, 2019, respectively) are not material to the condensed consolidated financial results.
At February 29, 2020, the Company determined that it was no longer probable that a loss will occur related to an outstanding legal matter associated with a previously divested business, as such, recorded an impairment & divestiture benefit of $0.8 million in the three months ended February 29, 2020.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 29, 2020 are as follows (in thousands):

	Industrial Tools & Services	Other	Total
Balance as of August 31, 2019	$242,873	$17,542	$260,415
Acquisition of HTL Group (Note 4)	8,595	—	8,595
Impact of changes in foreign currency rates	2,815	3	2,818
Balance as of February 29, 2020	$254,283	$17,545	$271,828

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 29, 2020			August 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$140,239	$100,895	$39,344	$126,229	$96,817	$29,412
Patents	12	14,068	12,723	1,345	13,227	12,276	951
Trademarks and tradenames*	12	3,202	2,019	1,183	4,513	2,921	1,592
Indefinite lived intangible assets:
Tradenames	N/A	24,629	—	24,629	20,420	—	20,420
		$182,138	$115,637	$66,501	$164,389	$112,014	$52,375

*The decrease in the Gross Carrying Value and Accumulated Amortization of Trademarks and tradenames is a result of the Milwaukee Cylinder business being held for sale as of November 30, 2019 and the impairment charge discussed in Note 5, "Discontinued Operations and Other Divestiture Activities." included the Trademarks and tradenames associated with that business being fully impaired.
The Company estimates that amortization expense will be $4.5 million for the remaining six months of fiscal 2020. Amortization expense for future years is estimated to be: $8.0 million in fiscal 2021, $7.3 million in fiscal 2022, $5.8 million in fiscal 2023, $4.2 million in fiscal 2024, $3.4 million in fiscal 2025 and $8.7 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, adjustments to preliminary purchase accounting estimates, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charges
Within the Other segment, the Company recognized $3.5 million and $13.7 million of Goodwill impairment charges for the three and six months ended February 28, 2019 related to the Cortland U.S. business in conjunction with triggering events identified during the periods.

Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the six months ended February 29, 2020 and February 28, 2019, respectively (in thousands):

	Six Months Ended
	February 29, 2020	February 28, 2019
Beginning balance	$1,145	$931
Provision for warranties	135	807
Warranty payments and costs incurred	(418)	(525)
Warranty activity for divested businesses	(27)	—
Reclass of liabilities held for sale	—	(33)
Impact of changes in foreign currency rates	—	(9)
Ending balance	$835	$1,171

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 29, 2020	August 31, 2019
Senior Credit Facility
Revolver	$—	$—
Term Loan	—	175,000
Total Senior Credit Facility	—	175,000
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	287,559	462,559
Less: Current maturities of long-term debt	—	(7,500)
Debt issuance costs	(1,192)	(2,114)
Total long-term debt, less current maturities	$286,367	$452,945

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
The Company was in compliance with all financial covenants at February 29, 2020. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction, we expensed the remaining $0.6 million of associated capitalized debt issuance costs. As of February 29, 2020, the unused credit line and amount available for borrowing under the revolving line of credit was $394.9 million.

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
The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximated book value at both February 29, 2020 and August 31, 2019 due to their short-term nature. The fair value of variable rate long-term debt approximated book value at August 31, 2019 as the interest rate approximated market rates (the Company had no variable rate debt outstanding as of February 29, 2020). Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.1 million at February 29, 2020 and a net asset of less than $0.1 million at August 31, 2019. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $289.8 million and $291.5 million at February 29, 2020 and August 31, 2019, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $116.1 million and $13.3 million at February 29, 2020 and August 31, 2019, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of $0.1 million in February 29, 2020 and a net asset of less than $0.1 million at August 31, 2019. Net foreign currency (loss) gain (included in "Other expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Foreign currency (loss) gain, net	$(376)	$227	$(551)	$(2)

The Company also uses foreign currency forward exchange contracts to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The change in the value of foreign currency forward exchange contracts designated as net investment hedges are recorded in accumulated other comprehensive income where they offset gains and losses recorded on our net investments where the entity has a non-U.S. dollar functional currency. As of February 29, 2020, the notional value of foreign currency forward exchange contracts designated as net investment hedges was $31.6 million. The Company recorded through accumulated other comprehensive income (loss) a loss of $0.2 million in the three months ended February 29, 2020.

Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,295,357 shares of common stock for $658.0 million. As of February 29, 2020, the maximum number of shares that may yet be purchased under the programs is 5,704,643 shares. During the six months ended February 29, 2020, the Company repurchased 839,789 shares for $17.8 million. No shares were purchased in the three months ended February 29, 2020.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Numerator:
Net earnings (loss) from continuing operations	$3,918	$765	$10,290	$(15,657)
Net (loss) earnings from discontinued operations	(1,756)	1,988	(6,007)	958
Net earnings (loss)	2,162	2,753	4,283	(14,699)

Denominator:
Weighted average common shares outstanding - basic	60,130	61,243	60,106	61,137
Net effect of dilutive securities - stock based compensation plans	383	364	451	—
Weighted average common shares outstanding - diluted	$60,513	$61,607	$60,557	$61,137

Earnings (loss) per common share from continuing operations:
Basic	$0.07	$0.01	$0.17	$(0.26)
Diluted	$0.06	$0.01	$0.17	$(0.26)

(Loss) earnings per common share from discontinued operations:
Basic	$(0.03)	$0.03	$(0.10)	$0.02
Diluted	$(0.03)	$0.03	$(0.10)	$0.02

Earnings (loss) per common share:
Basic	$0.04	$0.04	$0.07	$(0.24)
Diluted	$0.04	$0.04	$0.07	$(0.24)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,024	1,503	1,046	2,986

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended February 29, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at November 30, 2019	82,248	$16,450	$187,772	$(658,017)	$921,460	$(114,412)	$(3,157)	$3,157	$353,253
Net earnings	—	—	—	—	2,162	—	—	—	2,162
Other comprehensive loss, net of tax	—	—	—	—	—	(3,052)	—	—	(3,052)
Stock contribution to employee benefit plans and other	5	1	125	—	—	—	—	—	126
Restricted stock awards	259	52	(52)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,093	—	—	—	—	—	3,093
Stock option exercises	17	3	119	—	—	—	—	—	122
Tax effect related to net share settlement of equity awards	—	—	(1,425)	—	—	—	—	—	(1,425)
Stock issued to, acquired for and distributed from rabbi trust	11	2	84	—	—	—	723	(723)	86
Balance at February 29, 2020	82,540	$16,508	$189,716	$(658,017)	$923,622	$(117,464)	$(2,434)	$2,434	$354,365

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended February 28, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at November 30, 2018	81,503	$16,301	$171,606	$(617,731)	$1,149,578	$(182,189)	$(2,573)	$2,573	$537,565
Net earnings	—	—	—	—	2,753	—	—	—	2,753
Other comprehensive income, net of tax	—	—	—	—	—	42,437	—	—	42,437
Stock contribution to employee benefit plans and other	6	1	125	—	—	—	—	—	126
Restricted stock awards	284	56	(56)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,568	—	—	—	—	—	3,568
Stock option exercises	20	4	349	—	—	—	—	—	353
Tax effect related to net share settlement of equity awards	—	—	(1,287)	—	—	—	—	—	(1,287)
Stock issued to, acquired for and distributed from rabbi trust	19	2	113	—	—	—	(416)	416	115
Balance at February 28, 2019	81,832	$16,364	$174,418	$(617,731)	$1,152,331	$(139,752)	$(2,989)	$2,989	$585,630

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 29, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
Net earnings	—	—	—	—	4,283	—	—	—	4,283
Other comprehensive income, net of tax	—	—	—	—	—	57,875	—	—	57,875
Stock contribution to employee benefit plans and other	11	2	255	—	—	—	—	—	257
Restricted stock awards	449	90	(90)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(17,805)	—	—	—	—	(17,805)
Stock based compensation expense	—	—	9,630	—	—	—	—	—	9,630
Stock option exercises	145	29	2,602	—	—	—	—	—	2,631
Tax effect related to net share settlement of equity awards	—	—	(4,063)	—	—	—	—	—	(4,063)
Stock issued to, acquired for and distributed from rabbi trust	16	3	169	—	—	—	636	(636)	172
Adoption of accounting standards (Note 1)	—	—	—	—	3,873	(3,667)	—	—	206
Balance at February 29, 2020	82,540	$16,508	$189,716	$(658,017)	$923,622	$(117,464)	$(2,434)	$2,434	$354,365

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 28, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2018	81,424	$16,285	$167,448	$(617,731)	$1,166,955	$(174,245)	$(2,450)	$2,450	$558,712
Net loss	—	—	—	—	(14,699)	—	—	—	(14,699)
Other comprehensive income, net of tax	—	—	—	—	—	34,493	—	—	34,493
Stock contribution to employee benefit plans and other	10	2	242	—	—	—	—	—	244
Restricted stock awards	334	65	(65)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,162	—	—	—	—	—	7,162
Stock option exercises	41	8	779	—	—	—	—	—	787
Tax effect related to net share settlement of equity awards	—	—	(1,488)	—	—	—	—	—	(1,488)
Stock issued to, acquired for and distributed from rabbi trust	23	4	340	—	—	—	(539)	539	344
Adoption of accounting standards	—	—	—	—	75	—	—	—	75
Balance at February 28, 2019	81,832	$16,364	$174,418	$(617,731)	$1,152,331	$(139,752)	$(2,989)	$2,989	$585,630

Note 12. Income Taxes
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Earnings (loss) from continuing operations before income tax expense	$4,724	$4,767	$12,046	$(11,589)
Income tax expense	806	4,002	1,756	4,068
Effective income tax rate	17.1%	84.0%	14.6%	(35.1)%

The Company’s earnings (loss) from continuing operations before income taxes includes earnings from foreign jurisdictions in excess of 70% of the consolidated total for the estimated full-year fiscal 2020 and 2019. Overall, the annual effective tax rate is not significantly impacted by differences in foreign tax rates now that the U.S. tax rate of 21% is in line with the Company's average foreign tax rate. Both the current and prior year effective income tax rates were impacted by impairment & divestiture charges as well as accelerated debt issuance costs. Results included impairment & divestiture benefits of $0.8 million ($0.5 million after tax) and $2.1 million ($1.6 million after tax) for the three and six months ended February 29, 2020, respectively, as well as accelerated debt issuance costs of $0.6 million ($0.5 million after tax) for the six months ended February 29, 2020. This compares to impairment & divestiture charges of $3.5 million ($3.5 million after tax) and $27.0 million ($27.0 million after tax) for the three and six months ended February 28, 2019, respectively. Excluding the impairment & divestiture charges and accelerated debt issuance costs, the effective tax rate was 14.6% and 48.2% for the three months ended February 29, 2020 and February 28, 2019, respectively, and 13.4% and 26.4% for the six months ended February 29, 2020 and February 28, 2019, respectively. The income tax expense without impairment & divestiture charges for the three and six months ended February 29, 2020 is impacted by valuation allowance releases related to operational improvements and the ability to use tax attributes before expiration.

Note 13. Segment Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. The Other operating segment is included for purposes of reconciliation of the respective balances below to the condensed consolidated financial statements.

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net Sales by Reportable Segment & Product Line
Industrial Tools & Services Segment
Product	$93,364	$105,584	$189,727	$208,353
Service & Rental	29,997	43,937	69,226	89,824
	123,361	149,521	258,953	298,177

Other Operating Segment	10,025	10,267	21,107	20,163
	$133,386	$159,788	$280,060	$318,340

Operating Profit (Loss)
Industrial Tools & Services Segment	$20,570	$26,546	$46,624	$52,920
Other Operating Segment	(972)	(2,447)	(1,227)	(26,408)
General Corporate	(11,031)	(11,660)	(22,460)	(22,625)
	$8,567	$12,439	$22,937	$3,887

	February 29, 2020	August 31, 2019
Assets*
Industrial Tools & Services Segment	$645,163	$553,615
Other Operating Segment	62,111	54,484
General Corporate	172,068	230,597
	$879,342	$838,696

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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $13.8 million and $18.2 million at February 29, 2020 and August 31, 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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

The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at February 29, 2020 were $7.7 million associated with monthly payments extending to fiscal 2025.
As previously disclosed, the Company filed a voluntary self-disclosure ("VSD") with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) in October 2018 regarding otherwise authorized sales of tools and other products totaling approximately $0.5 million by certain of its foreign subsidiaries to two Iranian distributors, which sales potentially fell outside the scope of General License H under the Iranian Transaction and Sanctions Regulations, 31 C.F.R. Part 560. The VSD also included information about additional transactions by certain of the Company's Dutch subsidiaries with a counterparty in Estonia that may have been in violation of E.O. 13685, as certain sales of products and services may have been diverted to the Crimea region of Ukraine. In February 2020, OFAC issued the Company a Cautionary Letter as its final enforcement response. Accordingly, the matter has concluded with no adverse impact to the Company's financial results.
Additionally, the Company has self-disclosed the sales to its Estonian customer to relevant authorities in the Netherlands as potentially violating applicable sanctions laws in that country and the European Union. The investigation by authorities in the Netherlands is ongoing and may result in penalties. At this time, the Company cannot predict when the investigation will be completed or reasonably estimate what penalties, if any, will be assessed. While there can be no assurance of the ultimate outcome of the Netherlands investigation, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows.
Note 15. Leases
The Company adopted ASC 842 on September 1, 2019 using a modified retrospective approach and as a result did not adjust prior periods. See Note 1, “Basis of Presentation” for further discussion of the adoption.
As of February 29, 2020, the Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have any financing leases during the three and six months ended February 29, 2020. Our real estate leases are generally for office, warehouse and manufacturing facilities typically ranging in term from 5 to 15 years and may contain renewal options for periods up to 3 years at our discretion. Our equipment leases are generally for vehicles, manufacturing and IT equipment typically ranging in term from 3 to 7 years and may contain renewal options for periods up to one year at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
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
The components of lease expense for the three and six months ended February 29, 2020 were as follows (in thousands):

	Three Months Ended February 29, 2020	Six Months Ended February 29, 2020
Lease Cost:
Operating lease cost	$3,894	$8,147
Short-term lease cost	310	765
Variable lease cost	564	1,033

Supplemental cash flow and other information related to leases were as follows (in thousands):

Six Months Ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,141

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,532

Supplemental balance sheet information related to leases were as follows (in thousands):

February 29, 2020
Operating leases:
Other long-term assets	$53,555

Other current liabilities	13,131
Other long-term liabilities	42,105
Total operating lease liabilities	$55,236

Weighted Average Remaining Lease Term (in years):
Operating leases	7.7 years

Weighted Average Discount Rate:
Operating leases	4.33%

A summary of the future minimum lease payments due under operating leases with terms of more than one year at February 29, 2020 is as follows (in thousands):

Operating Leases
2020 (excluding the six months ended February 29, 2020)	$7,929
2021	13,133
2022	9,232
2023	7,120
2024	5,746
Thereafter	22,507
Total minimum lease payments	65,667
Less imputed interest	(10,431)
Present value of net minimum lease payments	$55,236
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2019 is as follows (in thousands):

Operating Leases
2020	$15,792
2021	12,266
2022	10,111
2023	6,865
2024	5,177
Thereafter	21,620
Present value of net minimum lease payments	$71,831

Note 16. Subsequent Events
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. COVID-19 continues to spread throughout the world and has led certain countries or jurisdictions within to restrict travel or social gatherings (including at places of business). In addition, in March 2020, as a result of the weakened demand for oil resulting from COVID-19 in addition to political tensions between several large oil producing countries, there has been a substantial decline in oil prices. The Company's results of operations and financial condition will be negatively impacted through the duration of the pandemic and the low oil prices, but that impact cannot be reasonably estimated due to uncertainty associated with i) the duration of the pandemic (though expected to be short term) and the low oil prices and ii) the extent of the impact during the duration on the Company's facilities and employees, customer demand, and availability of materials through supply channels. As such, there could be a material adverse impact on the Company's financial condition or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools and services company serving a broad and diverse set of customers in more than 90 countries. The Company is a global leader in the engineering and manufacturing of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, Industrial Tools & Service ("IT&S"). This segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. Financial information related to the Company's reportable segment is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. The IT&S segment continues to have exposure within the broad industrial landscape, energy and infrastructure markets. We continue to execute our strategy to drive best in class returns for our shareholders, demonstrated by our acquisition of HTL Group. While we are confident in the progress we are making on our strategy, the recent market interruption from both the COVID-19 pandemic and volatile oil pricing, currently we are unable to provide specific estimates on fiscal 2020 core sales growth, operating profit, or other financial metrics. For the remainder of fiscal 2020, we are taking cost savings actions we believe will achieve our targeted EBITDA margin run rate of 20%.
On October 31, 2019, the Company completed the previously announced sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $215 million, with approximately $3 million due in four equal quarterly installments through October 31, 2020.
On March 21, 2019, we announced a restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operation (IT&S segment), and iii) driving efficiencies within the overall corporate structure. Total restructuring charges associated with this restructuring plan were $2 million and $3 million in the three and six months ended February 29, 2020, respectively, related primarily to headcount reductions and facility consolidations. The Company still expects to achieve a total of $12-$15 million of annual savings with total restructuring costs of $10-$15 million. After the announcement and execution of the remaining actions in March 2020, we will effectively be completed with this restructuring plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual incentive compensation differentials.
The Company also incurred less than $1 million of restructuring costs within the Other operating segment in the three and six months ended February 29, 2020 associated with a facilities consolidation. The consolidation is in the final stages and we expect to incur less than $1 million of additional restructuring charges over the remainder of fiscal 2020. We anticipate realizing approximately $3 million of annual savings associated with the actions and expect to start realizing these savings in fiscal 2020.
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

Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended				Six Months Ended
	February 29, 2020		February 28, 2019		February 29, 2020		February 28, 2019
Net sales	$133	100%	$160	100%	$280	100%	$318	100%
Cost of products sold	71	54%	89	56%	149	53%	176	55%
Gross profit	62	47%	71	44%	131	47%	142	45%
Selling, administrative and engineering expenses	50	38%	53	33%	102	36%	107	34%
Amortization of intangible assets	2	2%	2	1%	4	1%	4	1%
Restructuring charges	2	2%	—	—%	4	1%	—	—%
Impairment & divestiture (benefits) charges	(1)	(1)%	4	3%	(2)	(1)%	27	8%
Operating profit	9	7%	12	8%	23	8%	4	1%
Financing costs, net	5	4%	7	4%	11	4%	14	4%
Other (income) expense, net	(1)	(1)%	—	—%	—	—%	2	1%
Earnings (loss) before income tax expense	5	4%	5	3%	12	4%	(12)	(4)%
Income tax expense	1	1%	4	3%	2	1%	4	1%
Net earnings (loss) from continuing operations	4	3%	1	1%	10	4%	(16)	(5)%

Diluted earnings (loss) per share from continuing operations	$0.06		$0.01		$0.17		$(0.26)
Consolidated net sales for the second quarter of fiscal 2020 were $133 million, a decrease of $27 million (17%) from the prior year comparative. Core sales decreased $15 million (10%) after adjusting for the $12 million (8%) decrease from divested product lines and strategic exits of certain service offerings, and a $2 million (1%) increase from the HTL Group acquisition and minimal changes in foreign currency exchange rates. Gross profit margins increased 3% as a result of the aforementioned divested product lines and strategic exits. Operating profit was lower in fiscal 2020 as compared to fiscal 2019 largely as a result of the decreased volumes as well as increased restructuring charges associated with our restructuring plan announced in March 2019, partially offset by lower Selling, administrative and engineering expenses ("SAE") costs resulting from that restructuring plan and decreased impairment & divestiture charges ($4 million of charges in fiscal 2019 as a result of the held for sale treatment of the Cortland U.S. business as compared to a net $1 million benefit in the current year from divestiture activities associated with non-core product lines and business).
Consolidated net sales for the six months ended February 29, 2020 decreased $38 million (12%) to $280 million in fiscal 2020. Core sales decreased $16 million (5%) after adjusting for the $21 million (7%) decrease from divested product lines and strategic exits of certain service offerings and a $2 million (1%) increase from the HTL Group acquisition. Changes in foreign currency exchange rates had minimal impact to net sales. Gross profit margins increased 2% as a result of the aforementioned divested product lines and strategic exits. Operating profit was higher in fiscal 2020 as compared to fiscal 2019 largely as a result of impairment & divestiture charges of $27 million (largely a result of the held for sale treatment of Cortland U.S. business) in fiscal 2019 offset by the decrease in volume.
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

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net sales	$123	$150	$259	$298
Operating profit	21	27	47	53
Operating profit %	16.7%	17.8%	18.0%	17.7%
IT&S segment net sales for the second quarter of fiscal 2020 decreased by $27 million (17%). Core sales decreased $17 million year-over-year (11%). Strategic exits and divestitures of non-core product lines accounted for an additional $12 million (8%) decrease, offset by an increase of $2 million (1%) associated with the acquisition of HTL Group. Changes in foreign currency had an inconsequential impact. The core sales decrease of 11% was predominantly a result of the continued global economic uncertainty primarily in North America, the Middle East and Asia and significantly lower year-over-year service sales as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020.
Operating profit % decreased 1.1% from the prior year comparative primarily due to reduced volumes.
Year-to-date IT&S segment net sales decreased by $39 million (13%) to $259 million in fiscal 2020. Strategic exits and divestitures of non-core product lines accounted for $21 million (7%) of the decrease while core sales decreased $16 million (6%) year-over-year. These decreases were partially offset due to the $2.0 million (1%) of net sales from the acquisition of HTL Group. Changes in foreign currency had minimal impact on net sales. The 6% decrease in core sales predominantly was a result of the global economic uncertainty, predominantly in North America, and significantly lower year-over-year service sales as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020.
Year-to-date operating profit decreased $6 million from the prior year. The-year-to-date operating profit decrease was a result of the decrease in core sales, slightly offset by lower SAE expenses and the strategic exit and divestiture of certain non-core product lines.
Corporate
Corporate expenses decreased by $0.6 million and $0.2 million for the three and six months ended February 29, 2020, respectively. The quarter-to-date decrease was the result of positive experience in medical claims, reduced business travel and lower legal costs, offset by $0.7 million of restructuring charges taken in the quarter as part of our strategic efforts to drive efficiency in the overall Corporate structure. The year-to-date decrease is a result of the positive experience in medical claims, reduced business travel and lower legal costs, offset by $1 million of restructuring expenses associated with our strategic efforts to drive efficiency in the overall corporate structure and an increase in business development costs, including costs directly associated with the acquisition of HTL group.
Financing Costs, net
Net financing costs were $4.6 million and $7.2 million for the three months ended February 29, 2020 and February 28, 2019, respectively. For the six months ended February 29, 2020 and February 28, 2019, net financing costs were $11.4 million and $14.5 million, respectively. Financing costs decreased as a result of lower outstanding balances on our Senior Credit Facility during the three and six months ended February 29, 2020, especially in the three months ended February 29, 2020 as a result of the early pay off of the remaining balance on the term loan in early November. The benefit from lower cash interest expense was partially offset in the six months ended February 29, 2020 as a result of expensing the remaining $0.6 million of capitalized debt issuance costs associated with the term loan upon the early pay off of the outstanding principal balance.

Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Earnings (loss) from continuing operations before income tax expense	$5	$5	$12	$(12)
Income tax expense	1	4	2	4
Effective income tax rate	17.1%	84.0%	14.6%	(35.1)%
The Company’s earnings (loss) from continuing operations before income taxes includes earnings from foreign jurisdictions in excess of 70% of the consolidated total for the estimated full-year fiscal 2020 and 2019. Overall, the annual effective tax rate is not significantly impacted by differences in foreign tax rates now that the U.S. tax rate of 21% is in line with the Company's average foreign tax rate. Both the current and prior year effective income tax rates were impacted by impairment & divestiture charges as well as accelerated debt issuance costs. Results included impairment & divestiture benefits of $0.8 million ($0.5 million after tax) and $2.1 million ($1.6 million after tax) for the three and six months ended February 29, 2020, respectively, as well as accelerated debt issuance costs of $0.6 million ($0.5 million after tax) for the six months ended February 29, 2020. This compares to impairment & divestiture charges of $3.5 million ($3.5 million after tax) and $27.0 million ($27.0 million after tax) for the three and six months ended February 28, 2019, respectively. Excluding the impairment & divestiture charges and accelerated debt issuance costs, the effective tax rate was 14.6% and 48.2% for the three months ended February 29, 2020 and February 28, 2019, respectively, and 13.4% and 26.4% for the six months ended February 29, 2020 and February 28, 2019, respectively. The income tax expense without impairment & divestiture charges for the three and six months ended February 29, 2020 is impacted by valuation allowance releases related to operational improvements and the ability to use tax attributes before expiration.
Cash Flows and Liquidity
At February 29, 2020, we had $163 million of cash and cash equivalents. Cash and cash equivalents included $154 million of cash held by our foreign subsidiaries and $9 million held domestically. The following table summarizes our cash flows (used in) provided by operating, investing and financing activities (in millions):

	Six Months Ended
	February 29, 2020	February 28, 2019
Net cash used in operating activities	$(29)	$(51)
Net cash provided by investing activities	177	21
Net cash used in financing activities	(196)	(50)
Effect of exchange rates on cash	—	—
Net decrease in cash and cash equivalents*	$(48)	$(80)
*The table above includes activity associated with our discontinued operations (former EC&S segment), which was operational for the full period in the six months ended February 28, 2019 and included normal activity through the divestiture on October 31, 2019 in the six month period ended February 29, 2020 and ancillary cash flow impacts subsequent to the divestiture date.
Net cash used in operating activities was $29 million for the six months ended February 29, 2020 as compared to $51 million in the six months ended February 28, 2019. The net use of cash is consistent with historical results of operations in the period as a result the payment of our annual bonus compensation and build of working capital. The decrease in cash used by operating activities in fiscal 2020 as compared to fiscal 2019 was a result of improved working capital management in our continuing operations whereby primary working capital was a use of cash of $22 million in fiscal 2019 as compared to a use of cash of $2 million in fiscal 2020, the benefit from the divestiture of our EC&S segment which historically generated negative cash flows from operations during this period, and a decrease in bonus compensation paid in fiscal 2020 as compared to that paid in fiscal 2019.
Net cash provided by investing activities was $177 million in fiscal 2020 as compared to $21 million in fiscal 2019. The increase of $156 million was a result of proceeds net of transactions costs from the sale of the EC&S segment ($209 million) and non-core product lines ($9 million) in fiscal 2020, offset by the cash outflow from the acquisition of HTL Group in January 2020 ($33 million) and the cash inflow from the sale of Cortland Fibron and Precision Hayes International for combined net proceeds of $36 million in the six months ended February 28, 2019.
Net cash used in financing activities was $196 million for the six months ended February 29, 2020 compared to $50 million for the six months ended February 28, 2019. The cash used in financing activities for fiscal 2020 consisted primarily of the early pay off of the outstanding principal balance on the term loan of $175 million and treasury share repurchases of $18 million, which compared to $48 million of principal repayments on the term loan in the six months ended February 28, 2019 and no share repurchase activity.

The Company's $600 million Senior Credit Facility is comprised of a $400 million revolving line of credit and provided for a $200 million term loan which was scheduled to mature in March 2024 (see Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. The unused credit line and amount available for borrowing under the revolving line of credit was $395 million at February 29, 2020.
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

Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	February 29, 2020	PWC%	August 31, 2019	PWC%
Accounts receivable, net	$113	21%	$126	20%
Inventory, net	78	15%	77	12%
Accounts payable	(62)	(12)%	(77)	(12)%
Net primary working capital	$129	24%	$126	20%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at February 29, 2020 were $8 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $14 million and $18 million at February 29, 2020 and August 31, 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have materially changed in fiscal 2020 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2019 as a result of the divestiture of our EC&S segment, specifically related to lease commitments disclosed therein. See Note 15, "Leases" in the notes to the condensed consolidated financial statements for disclosure of our future contractual obligations from our continuing operations with respect to Leases as of February 29, 2020.
Supplemental Guarantor Financial Information
As discussed in Note 8, “Debt”, on April 16, 2012, Enerpac Tool Group Corp. (the “Parent”) issued $300 million of the Senior Notes, of which $288 million remained outstanding as of February 29, 2020. Certain material, domestic wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Senior Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent. The other subsidiaries of the Company do not guarantee the Senior Notes (such subsidiaries are referred to as the "non-Guarantors").
The Guarantors jointly and severally, and fully and unconditionally, guarantee the payment of the principal and premium, if any, and interest on the Senior Notes when due, whether at stated maturity of the Senior Notes, by acceleration, call for redemption or otherwise, together with interest on the overdue principal, if any, and interest on any overdue interest, to the extent lawful, and all other obligations of the Company to the holders of the Senior Notes and to the trustee under the indenture governing the Senior Notes (the “Indenture”) (all such obligations guaranteed by the Guarantors are referred to as the “Guaranteed Obligations”). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the assets securing such debt.

Each guarantee of a Guarantor is limited to an amount not to exceed the maximum amount that can be guaranteed that will not (after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from, rights to receive contribution from or payments made by or on behalf of all other Guarantors in respect of the obligations of such other Guarantors under their respective guarantees of the Guaranteed Obligations) render the guarantee, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyances or fraudulent transfers. The Indenture provides that in the event of (a) a sale or other transfer or disposition of all of the capital stock of any Guarantor to any person (other than to the Company or one or more of its “Restricted Subsidiaries,” which term is defined in the Indenture) in compliance with the terms of the Indenture, (b) in the event all or substantially all the assets or capital stock of a Guarantor are sold or otherwise transferred, by way of merger, consolidation or otherwise, to such a person in compliance with the terms of the Indenture or (c) the release or discharge of such Guarantor from its guarantee of debt under the Senior Credit Facility or the replacement therefor (including by reason of the termination of the Senior Credit Facility and its replacement) or the guarantee that resulted in the obligation of such Guarantor to guarantee the Senior Notes, except a discharge or release by or as a result of payment under such guarantee, then such Guarantor (or the person concurrently acquiring such assets of such Guarantor) shall be deemed automatically and unconditionally released and discharged of any obligations under its guarantee; provided that, in the case of an event described in clauses (a) or (b) above, the Net Cash Proceeds (as defined in the Indenture) of such sale or other disposition are applied in accordance with the requirements of the Indenture.
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statements of Operations	Six Months Ended February 29, 2020
Net sales	$98
Gross profit	65
Earnings (loss) from continuing operations*	(3)
Loss from discontinued operations	(4)
Net loss	$(7)
*Includes $8 million of loss associated with intercompany expenses from non-guarantor subsidiaries.

Summarized Balance Sheet	February 29, 2020	August 31, 2019
ASSETS
Current assets	90	272
Long-term assets	167	138

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities	43	98
Long-term liabilities*	795	926
*Includes liabilities due to non-guarantor subsidiaries of $431 million and $416 million as of February 29, 2020 and August 31, 2019.
The Senior Notes are structurally subordinated to the indebtedness and other liabilities of the non-Guarantors. The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes or the Indenture, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company or the Guarantors have to receive any assets of any of the non-Guarantors upon the liquidation or reorganization of any non-Guarantor, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of a non-Guarantor’s assets, would be effectively subordinated to the claims of such non-Guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such non-Guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the non-Guarantors, the non-Guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Company or any of the Guarantors.
If a Guarantor were to become a debtor in a case under the U.S. Bankruptcy Code or encounter other financial difficulty, under federal or state fraudulent transfer or conveyance law, a court may avoid, subordinate or otherwise decline to enforce its guarantee of the Senior Notes. A court might do so if it is found that when such Guarantor entered into its guarantee of the Senior Notes, or in some states when payments became due under the Senior Notes, such Guarantor received less than reasonably equivalent value or fair consideration and either:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was left with unreasonably small or otherwise inadequate capital to conduct its business; or

•	believed or reasonably should have believed that it would incur debts beyond its ability to pay.
The court might also avoid the guarantee of the Senior Notes without regard to the above factors, if the court found that the Guarantor entered into its guarantee with actual intent to hinder, delay or defraud our creditors.
A court would likely find that a Guarantor did not receive reasonably equivalent value or fair consideration for its guarantee of the Senior Notes, if such Guarantor did not substantially benefit directly or indirectly from the funding made available by the issuance of the Senior Notes. If a court were to avoid a guarantee of the Senior Notes provided by a Guarantor, holders of the Senior Notes would no longer have any claim against such Guarantor. The measures of insolvency for purposes of these fraudulent transfer or conveyance laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred, such that we cannot predict what standards a court would use to determine whether or not a Guarantor was solvent at the relevant time or, regardless of the standard that a court uses, that the guarantee of a Guarantor would not be subordinated to such Guarantor’s other debt. As noted above, each guarantee provided by a Guarantor includes a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer or conveyance. This provision may not be effective to protect those guarantees from being avoided under fraudulent transfer or conveyance law, or it may reduce that Guarantor’s obligation to an amount that effectively makes its guarantee worthless, and we cannot predict whether a court will ultimately find it to be effective.
On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of its guarantee of the Senior Notes when such guarantee was issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. As of February 29, 2020, our variable-rate funding sources consisted primarily of the revolving line of credit under our Senior Credit Facility. However, we do not have any borrowings outstanding on the revolving line of credit as of February 29, 2020.
Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, United Arab Emirates and China, and we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 10, “Derivatives” for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $5 million and operating profit would have been lower by $2 million, respectively, for the three months ended February 29, 2020. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $39 million reduction to equity (accumulated other comprehensive loss) as of February 29, 2020, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A – Risk Factors

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including  the strain of coronavirus known as COVID-19 and the recent disruption in the global oil markets and resulting substantial price decline.

Our business, consolidated results of operations and financial condition may be adversely affected if a global public health pandemic, including COVID-19, interferes with the ability of our employees, vendors, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. A global public health pandemic, including COVID-19, poses the risk that we or our employees, vendors, customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities, restrictions on travel to or from locations where we provide service, or restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located. As a result of the decrease in demand for oil as a result of the disruption expected to be caused by COVID-19 in addition to political tensions between several large oil producing countries, there has been a substantial decline in oil prices. As indicated in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-k for the fiscal year ended August 31, 2019, a substantial portion of our revenues are derived from customers in the oil & gas industry which are typically adversely affected when this industry is in a downward economic cycle. The extent to which the COVID-19 pandemic and the decline in oil prices will impact our business remains uncertain, however, there could be a material adverse impact on our financial condition or results of operations.
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,295,357 shares of common stock for $658.0 million. As of February 29, 2020, the maximum number of shares that may yet be purchased under the programs is 5,704,643 shares. There were no share repurchases in the three months ended February 29, 2020

Item 6 – Exhibits
(a) Exhibits
See “Index to Exhibits” on page 32, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 25, 2020	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer

ENERPAC TOOL GROUP CORP.
(the “Registrant”)
(Commission File No. 1-11288)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED FEBRAURY 29, 2020
INDEX TO EXHIBITS

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019.

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.2 of the Registrant's Form 8-K/A filed on January 30, 2020

22	List of Guarantor Subsidiaries		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
101
The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended February 29, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)