Form 10-Q
period 2020-05-31
ENERPAC TOOL GROUP CORP
filed 2020-07-01
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 26, 2020 was 59,768,998.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	further deterioration of, or instability in, the domestic and international economy;

•	potential impact on our business from global pandemics, including continued impact from the COVID-19 pandemic;

•	decreased demand from customers in the oil & gas industry as a result of significant declines in oil prices resulting from the recent disruption in the oil markets;

•	challenging conditions in our various end markets;

•	our ability to execute restructuring actions and the realization of anticipated cost savings;

•	competition in the markets we serve;

•	failure to develop new products and market acceptance of existing and new products;

•	a material disruption at a significant manufacturing facility;

•	heavy reliance on suppliers for components used in the manufacture and sale of our products, including a supply chain interruption due to the COVID-19 pandemic;

•	operating margin risk due to competitive pricing, operating inefficiencies, production levels and increases in the costs of commodities and raw materials;

•	uncertainty over global tariffs, or the financial impact of tariffs;

•	our international operations present special risks, including currency exchange rate fluctuations and export and import restrictions;

•	regulatory and legal developments, including changes to United States taxation rules;

•	our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;

•	the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;

•
if the operating performance of our businesses were to fall significantly below normalized levels, the potential for a non-cash impairment charge of goodwill and/or other intangible assets, as they represent a substantial amount of our total assets;

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net sales	$101,879	$178,095	$381,939	$496,435
Cost of products sold	59,932	96,141	209,211	272,853
Gross profit	41,947	81,954	172,728	223,582

Selling, administrative and engineering expenses	40,766	52,810	142,842	159,364
Amortization of intangible assets	2,174	2,838	6,167	6,989
Restructuring charges	2,448	1,115	6,348	1,132
Impairment & divestiture (benefit) charges	(1,443)	(12,988)	(3,567)	14,031
Operating (loss) profit	(1,998)	38,179	20,938	42,066
Financing costs, net	4,552	7,146	15,911	21,601
Other (income) expense, net	(1,213)	(787)	(1,682)	234
(Loss) earnings before income tax (benefit) expense	(5,337)	31,820	6,709	20,231
Income tax (benefit) expense	(407)	4,962	1,349	9,030
Net (loss) earnings from continuing operations	(4,930)	26,858	5,360	11,201
(Loss) earnings from discontinued operations, net of income taxes	(69)	5,560	(6,076)	6,518
Net (loss) earnings	$(4,999)	$32,418	$(716)	$17,719

(Loss) earnings per share from continuing operations
Basic	$(0.08)	$0.44	$0.09	$0.18
Diluted	$(0.08)	$0.43	$0.09	$0.18

(Loss) earnings per share from discontinued operations
Basic	$—	$0.09	$(0.10)	$0.11
Diluted	$—	$0.09	$(0.10)	$0.11

(Loss) earnings per share
Basic	$(0.08)	$0.53	$(0.01)	$0.29
Diluted	$(0.08)	$0.52	$(0.01)	$0.29

Weighted average common shares outstanding
Basic	59,826	61,422	60,012	61,232
Diluted	59,826	61,840	60,358	61,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net (loss) earnings	$(4,999)	$32,418	$(716)	$17,719
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6,779)	(14,000)	(1,533)	(14,744)
Recognition of foreign currency translation losses from divested businesses	—	—	51,994	34,910
Pension and other postretirement benefit plans	193	200	828	527
Total other comprehensive (loss) income, net of tax	(6,586)	(13,800)	51,289	20,693
Comprehensive (loss) income	$(11,585)	$18,618	$50,573	$38,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2020	August 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$163,603	$211,151
Accounts receivable, net	93,796	125,883
Inventories, net	78,914	77,187
Assets from discontinued operations	—	285,578
Other current assets	43,515	30,526
Total current assets	379,828	730,325
Property, plant and equipment, net	60,671	56,729
Goodwill	271,169	260,415
Other intangible assets, net	62,833	52,375
Other long-term assets	77,034	24,430
Total assets	$851,535	$1,124,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$52,091	$76,914
Accrued compensation and benefits	14,896	26,421
Current maturities of debt	—	7,500
Income taxes payable	6,027	4,838
Liabilities from discontinued operations	—	143,763
Other current liabilities	49,525	40,965
Total current liabilities	122,539	300,401
Long-term debt, net	286,497	452,945
Deferred income taxes	2,466	1,564
Pension and postretirement benefit liabilities	19,649	20,213
Other long-term liabilities	84,102	47,972
Total liabilities	515,253	823,095
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,562,731 and 81,920,679 shares, respectively	16,513	16,384
Additional paid-in capital	192,928	181,213
Treasury stock, at cost, 22,799,230 and 21,455,568 shares, respectively	(667,732)	(640,212)
Retained earnings	918,623	915,466
Accumulated other comprehensive loss	(124,050)	(171,672)
Stock held in trust	(2,517)	(3,070)
Deferred compensation liability	2,517	3,070
Total shareholders' equity	336,282	301,179
Total liabilities and shareholders’ equity	$851,535	$1,124,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2020	2019
Operating Activities
Net (loss) earnings	$(716)	$17,719
Less: Net (loss) earnings from discontinued operations	(6,076)	6,518
Net earnings from continuing operations	5,360	11,201
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture (benefit) charges, net of tax effect	(2,717)	14,018
Depreciation and amortization	15,373	15,470
Stock-based compensation expense	9,129	8,003
Provision (benefit) for deferred income taxes	1,218	(2,096)
Amortization of debt issuance costs	1,367	884
Other non-cash charges	1,169	295
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	32,745	(16,390)
Inventories	(4,166)	(13,175)
Trade accounts payable	(24,246)	2,163
Prepaid expenses and other assets	1,605	(4,212)
Income tax accounts	(13,986)	5,731
Accrued compensation and benefits	(12,342)	(8,683)
Other accrued liabilities	(5,148)	(16,424)
Cash provided by (used in) operating activities - continuing operations	5,361	(3,215)
Cash (used in) provided by operating activities - discontinued operations	(21,064)	4,406
Cash (used in) provided by operating activities	(15,703)	1,191

Investing Activities
Capital expenditures	(9,308)	(12,615)
Proceeds from sale of property, plant and equipment	635	1,220
Lease buyout for divested business	(575)	—
Proceeds from sale of business/product line	10,226	—
Cash paid for business acquisitions, net of cash acquired	(33,434)	—
Cash used in investing activities - continuing operations	(32,456)	(11,395)
Cash provided by investing activities - discontinued operations	208,391	25,184
Cash provided by investing activities	175,935	13,789

Financing Activities
Principal repayment on term loan	(175,000)	(57,500)
Payment for redemption of term loan	—	(200,000)
Proceeds from issuance of term loan	—	200,000
Borrowings on revolving credit facility	100,000	—
Principal repayments on revolving credit facility	(100,000)	—
Purchase of treasury shares	(27,520)	—
Taxes paid related to the net share settlement of equity awards	(4,210)	(1,811)
Stock option exercises & other	2,985	1,352
Payment of cash dividend	(2,419)	(2,439)
Payment of debt issuance costs	(234)	(2,125)
Cash used in financing activities - continuing operations	(206,398)	(62,523)
Cash used in financing activities - discontinued operations	—	—
Cash used in financing activities	(206,398)	(62,523)

Effect of exchange rate changes on cash	(1,382)	(1,613)
Net decrease in cash and cash equivalents	(47,548)	(49,156)
Cash and cash equivalents - beginning of period	211,151	250,490
Cash and cash equivalents - end of period	$163,603	$201,334
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2020.
The COVID-19 Pandemic - impact on estimates and financial results: The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, fair value of stock-based awards, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over-time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the additional actions taken to contain it or treat it, as well as the severity and duration of the economic impact on local, regional, national and international customers, suppliers and markets. As such, there could be a material adverse impact on the Company's financial condition or results of operations. Management has made estimates of the impact of the COVID-19 pandemic on affected account balances within our financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results may differ from these estimates.
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01 and ASU 2019-01), to increase transparency and comparability among organizations by recognizing all lease transactions on the balance sheet as a lease liability and a right-of-use (“ROU”) asset. The amendments also expanded disclosure requirements for key information about leasing arrangements. On September 1, 2019, the Company adopted the standard using a modified retrospective approach and elected the package of practical expedients allowing us to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and initial direct costs for leases that commenced prior to September 1, 2019. In addition, we elected not to recognize ROU assets or lease liabilities for leases containing terms of 12 months or less and not separate lease components from non-lease components for all asset classes. The Company updated its standard lease accounting policy to address the new standard, revised the Company’s business processes and controls to align to the updated policy and new standard and completed the implementation of and data input into the Company’s lease accounting software solution. The most significant impact of the standard on the Company was the recognition of a $60.8 million ROU asset and operating lease liability on the Condensed Consolidated Balance Sheets at adoption. The standard did not have a significant impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. In addition, as a result of sale leaseback transactions in previous years for which gains were deferred and under the new standard would have been recognized, the Company recorded an increase to retained earnings of $0.2 million in the first quarter of fiscal 2020, which represents the recognition of these previously deferred gains. See Note 15, “Leases” for further discussion of the Company’s operating leases.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. The Company adopted the guidance on September 1, 2019 and recorded an increase to retained earnings with an offsetting increase in accumulated other comprehensive loss of $3.7 million on the adoption date.

Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2020	August 31, 2019
Foreign currency translation adjustments	$100,654	$151,115
Pension and other postretirement benefit plans, net of tax	23,396	20,557
Accumulated other comprehensive loss	$124,050	$171,672

Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	May 31, 2020	August 31, 2019
Land, buildings and improvements	$32,128	$29,661
Machinery and equipment	137,097	140,083
Gross property, plant and equipment	169,225	169,744
Less: Accumulated depreciation	(108,554)	(113,015)
Property, plant and equipment, net	$60,671	$56,729

Note 2. Revenue Recognition
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and rope and cable solutions are recorded when control is transferred to the customer (i.e., performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. For certain other products that are highly customized and have a limited alternative use, and for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Revenues recognized at point in time	$73,412	$117,175	$275,413	$335,314
Revenues recognized over time	28,467	60,920	106,526	161,121
Total	$101,879	$178,095	$381,939	$496,435

Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	May 31, 2020	August 31, 2019
Receivables, which are included in accounts receivable, net	$93,796	$125,883
Contract assets, which are included in other current assets	4,563	3,747
Contract liabilities, which are included in other current liabilities	2,233	3,707

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
Contract Liabilities: As of May 31, 2020, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $2.2 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Practical Expedients & Exemptions: The Company elected to expense the incremental cost of obtaining a contract when the amortization period for such contracts would be one year or less. The Company does not disclose the value of unperformed obligations for contracts with an original expected length of one year or less and contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead; satellite office closures; the continued movement of production and product sourcing to low-cost alternatives; and the centralization and standardization of certain administrative functions. Liabilities for severance will generally be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (Industrial Tools & Service ("IT&S") segment), ii) the strategic exit of certain commodity type services in our North America Services operations (IT&S segment) and iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the Corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Restructuring charges associated with this plan were $2.5 million and $5.6 million in the three and nine months ended May 31, 2020, respectively. The Company recorded total restructuring charges of $1.1 million in both the three and nine months ended May 31, 2019.

The following summarizes restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Nine Months Ended May 31, 2020
	Industrial Tools & Services	Corporate
Balance as of August 31, 2019	$2,912	$—
Restructuring charges	4,019	1,590
Cash payments	(4,265)	(871)
Other non-cash uses of reserve (1)	(556)	(484)
Impact of changes in foreign currency rates	(23)	—
Balance as of May 31, 2020	$2,087	$235
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.

	Nine Months Ended May 31, 2019
	Industrial Tools & Services	Corporate
Balance as of August 31, 2018	$1,687	$46
Restructuring charges	1,136	—
Cash payments	(1,379)	(46)
Other non-cash uses of reserve	(18)	—
Impact of changes in foreign currency rates	(28)	—
Balance as of May 31, 2019	$1,398	$—

Total restructuring charges (inclusive of the Other segment) were $7.2 million for the nine months ended May 31, 2020, with $0.8 million of restructuring charges recognized being reported in the Condensed Consolidated Statements of Earnings in "Cost of products sold," with the balance of charges reported in "Restructuring charges."
The three and nine months ended May 31, 2020 included $0.8 million (reported in the Condensed Consolidated of Earnings in "Cost of products sold") and $1.6 million of restructuring expenses related to Cortland U.S. (Other segment), respectively. Restructuring reserves for Cortland U.S. were $0.6 million and $0.9 million as of May 31, 2020 and August 31, 2019, respectively. There were inconsequential restructuring charges recorded within the Other segment associated with the legacy restructuring initiatives in the three and nine months ended May 31, 2019.
Note 4. Acquisitions
On January 7, 2020, the Company acquired 100% of the stock of HTL Group ("HTL"), a provider of controlled bolting products, calibration and repair services, and tool rental services. The tuck-in acquisition of HTL provides the Company with a complete line of bolting products and enhances our European rental capabilities. The Company acquired all of the assets and assumed certain liabilities of HTL for an initial purchase price of $33.4 million, net of cash acquired. In the three months ended May 31, 2020, the Company finalized customary working capital negotiations associated with the acquisition which resulted in a $0.1 million reduction to the initial purchase price, for a total final purchase price of $33.3 million. The Company received an inconsequential amount of cash from the working capital true up in the three months ended May 31, 2020 and contractually is to receive the remainder in the three months ending August 31, 2020. As of May 31, 2020, the preliminary purchase price allocation resulted in $10.1 million of goodwill (which is not deductible for tax purposes), $17.5 million of intangible assets, and $6.7 million of property, plant and equipment. The intangible assets were comprised of $3.7 million of indefinite-lived tradenames, $13.1 million of amortizable customer relationships and $0.7 million of amortizable patents. The impact on the remaining balance sheet line items was not material. The Company recorded an aggregate reduction of less than $0.1 million in "Cost of products sold" and "Amortization of intangible assets" in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2020 as a result of adjustments to preliminary purchase accounting amounts. The Company is continuing to evaluate the preliminary purchase price allocations for the acquisition, specifically the fair values assigned to intangible assets and certain tax attributes of the acquisition, which will be completed within a one-year period of the acquisition date.
This acquisition generated net sales of $1.9 million and $3.9 million for the three and nine months ended May 31, 2020, respectively, which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.

Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the previously announced sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $214.5 million (which included approximately $3.0 million to be paid in four equal quarterly installments after closing, of which $0.7 million was received in the nine months ended May 31, 2020). In connection with the completion of the sale in the three months ended November 30, 2019, the Company recorded a net loss of $4.2 million comprised of a loss of $22.4 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the quarter largely offset by an income tax benefit of $18.2 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized an additional $3.3 million of impairment & divestiture costs in the three months ended November 30, 2019 associated with the accelerated vesting of restricted stock awards associated with employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction. In the three months ended February 29, 2020, the Company incurred approximately $0.3 million of additional miscellaneous divestiture related costs. In the three months ended ended May 31, 2020, the Company finalized the customary negotiation of final working capital amounts and received an additional $1.3 million of proceeds in June 2020. For the three months ended May 31, 2020, the Company recognized a negligible impairment & divestiture benefit associated with the transaction which was comprised of $0.4 million from the finalization of the working capital amounts offset by miscellaneous transaction related costs including finalization of termination costs for employees in certain foreign jurisdictions.
During the first quarter of fiscal 2019, the Company determined that the Precision Hayes business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company completed the sale of the Precision Hayes business on December 31, 2018 for $23.6 million cash net of final transaction costs, working capital adjustments, accelerated vesting of equity compensation, retention bonuses and other adjustments which were recognized within the second quarter of fiscal 2019. The Company recorded $9.5 million of impairment & divestiture charges during the nine months ended May 31, 2019, of which the charges represented the excess of the net book value of the net assets held for sale less the anticipated proceeds, less costs to sell.
The Company completed the sale of the Cortland Fibron business on December 19, 2018 for $12.5 million in cash. During the three and nine months ended May 31, 2019, the Company recognized $0.0 million and $4.3 million of impairment & divestiture charges associated with the divestiture of the Cortland Fibron business.
In addition to the above disclosed matters, the Company also incurred $2.4 million and $4.9 million of divestiture related costs during the three and nine months ended May 31, 2019, respectively.
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

The following represents the detail of "(Loss) earnings from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020*	2019
Net sales	$—	$117,171	$67,010	$363,270
Cost of products sold	—	87,224	49,749	272,456
Gross profit	—	29,947	17,261	90,814

Selling, administrative and engineering expenses	116	16,801	11,567	54,184
Amortization of intangible assets	—	1,573	—	5,142
Restructuring (benefit) charges	—	—	(11)	446
Impairment & divestiture (benefit) charges	(31)	2,392	28,699	18,711
Operating (loss) earnings	(85)	9,181	(22,994)	12,331
Financing costs, net	—	109	14	102
Other expense (income), net	—	1,165	(104)	1,712
(Loss) earnings before income tax (benefit) expense	(85)	7,907	(22,904)	10,517
Income tax (benefit) expense	(16)	2,347	(16,828)	3,999
Net (loss) earnings from discontinued operations	$(69)	$5,560	$(6,076)	$6,518
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
Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment) for initial net cash proceeds of $6.0 million, which resulted in an impairment & divestiture benefit of $4.6 million in the three months ended November 30, 2019. In the three months ended February 28, 2020, the Company recorded an additional benefit of $0.1 million related to agreement with the buyer on final working capital amounts and various other benefits. In March 2020, the buyer of the UNI-LIFT product line extended a long-term supply agreement with a significant customer. Pursuant to the sales agreement, this action triggered the requirement for the buyer to pay $1.5 million of contingent proceeds which was received by the Company in the three months ended May 31, 2020 and recorded as an "Impairment & divestiture benefit" within the Condensed Consolidated Statements of Operations.
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company recorded impairment & divestiture charges of $4.6 million in the three months ended November 30, 2019 comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the anticipated proceeds less costs to sell, $1.9 million associated with our requirement to withdraw from the multi-employer pension plan associated with that business and $0.2 million of other divestiture related charges. The Company completed the divestiture of the Milwaukee Cylinder business on December 2, 2019 for a negligible amount. In the three months ended May 31, 2020, the Company recorded inconsequential amounts of impairment & divestiture charges associated with changes in estimate on retained liabilities.
The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $4.3 million in the three months ended May 31, 2019 and $2.9 million and $7.1 million in the nine months ended May 31, 2020 and May 31, 2019, respectively) are not material to the condensed consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.3 million in the three months ended November 30, 2019. During the three months ended February 28, 2020, the Company recorded $0.1 million of impairment & divestiture charges related to working capital adjustment. The historical results of the Connectors product line (which had net sales of $1.0 million in the three months ended May 31, 2019 and $0.2 million and $2.5 million in the nine months ended May 31, 2020 and May 31, 2019, respectively) are not material to the condensed consolidated financial results.

As of February 28, 2020, the Company determined that it was no longer probable that a loss would occur related to an outstanding legal matter associated with a previously divested business, as such, recorded an impairment & divestiture benefit of $0.8 million in the nine months ended May 31, 2020.
In the three months ended May 31, 2019, the Company recognized an impairment & divestiture benefit of $13.0 million related to the Cortland U.S. business representing the restoration of the cumulative effect of foreign currency rate changes since acquisition that had been recorded as impairment & divestiture charges in previous periods in fiscal 2019. As a result of triggering events identified as of November 30, 2018 and February 28, 2019, the Company recorded impairment & divestiture charges of $13.7 million for the nine months ended May 31, 2019, associated with Goodwill impairments in the Cortland U.S. business.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2020 are as follows (in thousands):

	Industrial Tools & Services	Other	Total
Balance as of August 31, 2019	$242,873	$17,542	$260,415
Acquisition of HTL Group (Note 4)	10,087	—	10,087
Impact of changes in foreign currency rates	658	9	667
Balance as of May 31, 2020	$253,618	$17,551	$271,169

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		May 31, 2020			August 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$138,749	$102,344	$36,405	$126,229	$96,817	$29,412
Patents	12	13,922	12,769	1,153	13,227	12,276	951
Trademarks and tradenames*	12	3,153	2,070	1,083	4,513	2,921	1,592
Indefinite lived intangible assets:
Tradenames	N/A	24,192	—	24,192	20,420	—	20,420
		$180,016	$117,183	$62,833	$164,389	$112,014	$52,375

*The decrease in the Gross Carrying Value and Accumulated Amortization of Trademarks and tradenames is a result of the Milwaukee Cylinder business being held for sale as of November 30, 2019 and the impairment charge discussed in Note 5, "Discontinued Operations and Other Divestiture Activities." included the Trademarks and tradenames associated with that business being fully impaired.
The Company estimates that amortization expense will be $2.2 million for the remaining three months of fiscal 2020. Amortization expense for future years is estimated to be: $8.0 million in fiscal 2021, $7.2 million in fiscal 2022, $5.7 million in fiscal 2023, $4.0 million in fiscal 2024, $3.3 million in fiscal 2025 and $8.3 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, impairments or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charges
As previously discussed in Note 5, "Discontinued Operations and Other Divestiture Activities.", within the Other segment, the Company recognized $13.7 million of Goodwill impairment charges for the nine months ended May 31, 2019 related to the Cortland U.S. business in conjunction with triggering events identified during the period.

Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the nine months ended May 31, 2020 and 2019, respectively (in thousands):

	Nine Months Ended May 31,
	2020	2019
Beginning balance	$1,145	$931
Provision for warranties	354	1,099
Warranty payments and costs incurred	(735)	(806)
Warranty activity for divested businesses	(27)	—
Impact of changes in foreign currency rates	1	(22)
Ending balance	$738	$1,202

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2020	August 31, 2019
Senior Credit Facility
Revolver	$—	$—
Term Loan	—	175,000
Total Senior Credit Facility	—	175,000
5.625% Senior Notes	287,559	287,559
Total Senior Indebtedness	287,559	462,559
Less: Current maturities of long-term debt	—	(7,500)
Debt issuance costs	(1,062)	(2,114)
Total long-term debt, less current maturities	$286,497	$452,945

Senior Credit Facility
In March 2019, the Company entered into a Senior Credit Facility with a syndicate of banks, to among other things, i) expand the multi-currency revolving line of credit from $300 million to $400 million, ii) extend the maturity of the Company's Senior Credit Facility from May 2020 to March 2024 and iii) modify certain other provisions of the credit agreement including a reduction in pricing. The Senior Credit Facility was initially comprised of a $400 million revolving line of credit and a $200 million term loan. At May 31, 2020, there were no borrowings under either the revolving line of credit or the term loan. As of that date, $394.9 million was available for borrowing under the revolving line of credit.
The Senior Credit Facility also provides the option for future expansion, subject to certain conditions, through a $300 million accordion and/or a $200 million incremental term loan. Borrowings under the Senior Credit Facility bear interest at a variable rate based on LIBOR or a base rate, with interest rate spreads above LIBOR or the base rate being subject to adjustments based on the Company's net leverage ratio, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 1.25% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage ratio.
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction with the repayment, the Company expensed the remaining $0.6 million of associated capitalized debt issuance costs.
The Senior Credit Facility contains two financial covenants which are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. Certain transactions lead to adjustments to the underlying ratio, including an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition. The sale of the EC&S segment triggered a reduction of the minimum interest coverage ratio from 3.5 to 3.0 for any fiscal quarter ending within twelve months after the sale of the EC&S segment. In April 2020, the Company proactively amended its Senior Credit Facility to extend the interest coverage ratio at 3.0 for an additional 12 months through October 2021 to mitigate risks associated with the potential impact of the COVID-19 pandemic.

The Company was in compliance with all financial covenants at May 31, 2020. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $287.6 million remained outstanding as of May 31, 2020. The Senior Notes required no principal installments prior to their June 15, 2022 maturity, required semiannual interest payments in December and June of each year and contained certain financial and non-financial covenants. The Senior Notes included a call feature that allowed the Company to repurchase them anytime on or after June 15, 2017 at stated redemption prices currently at 100.9% and reducing to 100.0% on June 15, 2020, plus accrued and unpaid interest.
Subsequent Event
In order to reduce interest costs, on June 15, 2020, the Company borrowed $295.0 million under the Senior Credit Facility revolving line of credit, which was used by the Company to redeem all of the outstanding Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of that date. Based on the current leverage ratio, the rate on the revolving line of credit is LIBOR + 1.375%.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximated book value at both May 31, 2020 and August 31, 2019 due to their short-term nature. The fair value of variable rate long-term debt approximated book value at August 31, 2019 as the interest rate approximated market rates (the Company had no variable rate debt outstanding as of May 31, 2020). Foreign currency exchange contracts are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million at both May 31, 2020 and August 31, 2019. The fair value of the foreign currency exchange contracts was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $287.9 million and $291.5 million at May 31, 2020 and August 31, 2019, respectively. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $33.2 million and $13.3 million at May 31, 2020 and August 31, 2019, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million at both May 31, 2020 and August 31, 2019. Net foreign currency loss (included in "Other expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Foreign currency loss, net	$(842)	$(114)	$(1,393)	$(115)

The Company also uses foreign currency forward exchange contracts to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The change in the value of foreign currency forward exchange contracts designated as net investment hedges are recorded in accumulated other comprehensive income where they offset gains and losses recorded on our net investments where the entity has a non-U.S. dollar functional currency. As of May 31, 2020, the notional value of foreign currency forward exchange contracts designated as net investment hedges was $31.6 million. The Company recorded through accumulated other comprehensive income (loss) a gain of $0.8 million and $0.5 million in the three and nine months ended May 31, 2020, respectively.
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of May 31, 2020, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company repurchased 503,873 shares for $9.7 million during the three months ended May 31, 2020 (all shares were purchased in March 2020 under a SEC Rule 10b5-1 trading plan, before the repurchase was able to be suspended in response to the COVID-19 pandemic) and 1,343,662 shares for $27.5 million during the nine months ended May 31, 2020.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Numerator:
Net (loss) earnings from continuing operations	$(4,930)	$26,858	$5,360	$11,201
Net (loss) earnings from discontinued operations	(69)	5,560	(6,076)	6,518
Net (loss) earnings	(4,999)	32,418	(716)	17,719

Denominator:
Weighted average common shares outstanding - basic	59,826	61,422	60,012	61,232
Net effect of dilutive securities - stock based compensation plans	—	418	346	469
Weighted average common shares outstanding - diluted	$59,826	$61,840	$60,358	$61,701

(Loss) earnings per common share from continuing operations:
Basic	$(0.08)	$0.44	$0.09	$0.18
Diluted	$(0.08)	$0.43	$0.09	$0.18

(Loss) earnings per common share from discontinued operations:
Basic	$—	$0.09	$(0.10)	$0.11
Diluted	$—	$0.09	$(0.10)	$0.11

(Loss) earnings per common share:
Basic	$(0.08)	$0.53	$(0.01)	$0.29
Diluted	$(0.08)	$0.52	$(0.01)	$0.29

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	2,479	987	1,435	1,164

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended May 31, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at February 29, 2020	82,540	$16,508	$189,716	$(658,017)	$923,622	$(117,464)	$(2,434)	$2,434	$354,365
Net loss	—	—	—	—	(4,999)	—	—	—	(4,999)
Other comprehensive loss, net of tax	—	—	—	—	—	(6,586)	—	—	(6,586)
Stock contribution to employee benefit plans and other	6	1	96	—	—	—	—	—	97
Restricted stock awards	13	3	(3)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(9,715)	—	—	—	—	(9,715)
Stock based compensation expense	—	—	3,184	—	—	—	—	—	3,184
Stock option exercises	—	—	—	—	—	—	—	—	—
Tax effect related to net share settlement of equity awards	—	—	(147)	—	—	—	—	—	(147)
Stock issued to, acquired for and distributed from rabbi trust	4	1	82	—	—	—	(83)	83	83
Balance at May 31, 2020	82,563	$16,513	$192,928	$(667,732)	$918,623	$(124,050)	$(2,517)	$2,517	$336,282
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended May 31, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at February 28, 2019	81,832	$16,364	$174,418	$(617,731)	$1,152,331	$(139,752)	$(2,989)	$2,989	$585,630
Net earnings	—	—	—	—	32,418	—	—	—	32,418
Other comprehensive income, net of tax	—	—	—	—	—	(13,800)	—	—	(13,800)
Stock contribution to employee benefit plans and other	5	1	114	—	—	—	—	—	115
Restricted stock awards	28	6	(6)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,091	—	—	—	—	—	3,091
Stock option exercises	10	2	204	—	—	—	—	—	206
Tax effect related to net share settlement of equity awards	—	—	(322)	—	—	—	—	—	(322)
Stock issued to, acquired for and distributed from rabbi trust	5	1	85	—	—	—	(86)	86	86
Balance at May 31, 2019	81,880	$16,374	$177,584	$(617,731)	$1,184,749	$(153,552)	$(3,075)	$3,075	$607,424

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
Net loss	—	—	—	—	(716)	—	—	—	(716)
Other comprehensive income, net of tax	—	—	—	—	—	51,289	—	—	51,289
Stock contribution to employee benefit plans and other	17	3	351	—	—	—	—	—	354
Restricted stock awards	462	93	(93)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(27,520)	—	—	—	—	(27,520)
Stock based compensation expense	—	—	12,814	—	—	—	—	—	12,814
Stock option exercises	145	29	2,602	—	—	—	—	—	2,631
Tax effect related to net share settlement of equity awards	—	—	(4,210)	—	—	—	—	—	(4,210)
Stock issued to, acquired for and distributed from rabbi trust	20	4	251	—	—	—	553	(553)	255
Adoption of accounting standards (Note 1)	—	—	—	—	3,873	(3,667)	—	—	206
Balance at May 31, 2020	82,563	$16,513	$192,928	$(667,732)	$918,623	$(124,050)	$(2,517)	$2,517	$336,282
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

Note 12. Income Taxes
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative (loss) earnings before income taxes, income tax (benefit) expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
(Loss) earnings from continuing operations before income tax (benefit) expense	$(5,337)	$31,820	$6,709	$20,231
Income tax (benefit) expense	(407)	4,962	1,349	9,030
Effective income tax rate	7.6%	15.6%	20.1%	44.6%

The Company’s (loss) earnings from continuing operations before income taxes includes earnings from foreign jurisdictions in excess of 70% of the consolidated total for the estimated full-year fiscal 2020 and 2019. Overall, the annual effective tax rate is not significantly impacted by differences in foreign tax rates now that the U.S. tax rate of 21% is in line with the Company's average foreign tax rate. Both the current and prior-year effective income tax rates were impacted by impairment & divestiture charges (benefits) as well as accelerated debt issuance costs and purchase accounting charges in the current year ("one-time charges (benefits)"). Results included one-time charges (benefits) of $(1.2) million ($(0.8) million) after tax) and $(2.5) million ($(1.8) million after tax) for the three and nine months ended May 31, 2020, respectively. This compares to one-time charges (benefits) of $(13.0) million ($(13.0) million after tax) and $14.0 million ($14.0 million after tax) for the three and nine months ended May 31, 2019, respectively. Excluding the one-time charges (benefits), the effective tax rate was 12.8% and 26.1% for the three months ended May 31, 2020 and 2019, respectively, and 14.5% and 26.2% for the nine months ended May 31, 2020 and 2019, respectively. The income tax expense without one-time charges (benefits) for the three and nine months ended May 31, 2020 is greatly impacted by decreased profitability due to the COVID-19 pandemic and the impact of non-recurring benefits related to the reduction in tax reserves due to the lapsing of statutes of limitations and valuation allowance releases associated with the ability to use tax attributes before expiration.
On March 27, 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three or nine months ended May 31, 2020. We are currently evaluating the future impact of the CARES Act provisions on our consolidated financial statements.
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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net Sales by Reportable Segment & Product Line
Industrial Tools & Services Segment
Product	$67,957	$115,067	$257,685	$323,420
Service & Rental	24,908	51,665	94,134	141,488
	92,865	166,732	351,819	464,908

Other Operating Segment	9,014	11,363	30,120	31,527
	$101,879	$178,095	$381,939	$496,435

Operating Profit (Loss)
Industrial Tools & Services Segment	$7,639	$34,877	$54,263	$87,797
Other Operating Segment	(790)	13,072	(2,017)	(13,336)
General Corporate	(8,847)	(9,770)	(31,308)	(32,395)
	$(1,998)	$38,179	$20,938	$42,066

	May 31, 2020	August 31, 2019
Assets*
Industrial Tools & Services Segment	$622,113	$553,615
Other Operating Segment	62,105	54,484
General Corporate	167,317	230,597
	$851,535	$838,696

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
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $11.9 million and $18.2 million at May 31, 2020 and August 31, 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at May 31, 2020 were $7.3 million associated with monthly payments extending to fiscal 2025.

The Company has self-disclosed the sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable sanctions laws in that country and the European Union. The investigation by authorities in the Netherlands is ongoing and may result in penalties. At this time, the Company cannot predict when the investigation will be completed or reasonably estimate what penalties, if any, will be assessed. While there can be no assurance of the ultimate outcome of the Netherlands investigation, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows.
Note 15. Leases
The Company adopted ASC 842 on September 1, 2019 using a modified retrospective approach and as a result did not adjust prior periods. See Note 1, “Basis of Presentation” for further discussion of the adoption.
As of May 31, 2020, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have any financing leases during the three and nine months ended May 31, 2020. Our real estate leases are generally for office, warehouse and manufacturing facilities typically ranging in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Our equipment leases are generally for vehicles, manufacturing and IT equipment typically ranging in term from 3 to 7 years and may contain renewal options for periods up to one year at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
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
The Company elected not to recognize leases with the duration of less than one-year on its balance sheet and continues to expense such leases on a straight-line basis over the lease term.
The components of lease expense for the three and nine months ended May 31, 2020 were as follows (in thousands):

	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2020
Lease Cost:
Operating lease cost	$3,818	$11,966
Short-term lease cost	343	1,108
Variable lease cost	447	1,480

Supplemental cash flow and other information related to leases were as follows (in thousands):

Nine Months Ended May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,908

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,773

Supplemental balance sheet information related to leases were as follows (in thousands):

May 31, 2020
Operating leases:
Other long-term assets	$50,911

Other current liabilities	12,203
Other long-term liabilities	39,939
Total operating lease liabilities	$52,142

Weighted Average Remaining Lease Term (in years):
Operating leases	7.6 years

Weighted Average Discount Rate:
Operating leases	4.36%

A summary of the future minimum lease payments due under operating leases with terms of more than one year at May 31, 2020 is as follows (in thousands):

Operating Leases
2020 (excluding the nine months ended May 31, 2020)	$3,910
2021	13,268
2022	9,454
2023	7,480
2024	5,955
Thereafter	21,862
Total minimum lease payments	61,928
Less imputed interest	(9,786)
Present value of net minimum lease payments	$52,142
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
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. The IT&S segment continues to have exposure within the broad industrial landscape, energy and infrastructure markets. We continue to execute our strategy to drive best in class returns for our shareholders, demonstrated by our acquisition of HTL Group, our focus on improving commercial effectiveness and our heavy emphasis on new product development.
COVID-19 Update
Over the past several months, we have seen the substantial negative impact that the COVID-19 pandemic has had on the global economy and subsequently on our business. Due to our key role in servicing essential industries, our key facilities globally have remained open and, with additional precautions in place to ensure the safety of our employees, we have continued to supply our customers with the products and services we provide. However, throughout the duration of the pandemic, demand for our products has been significantly impacted and we expect it will continue to be impacted to some extent for the remainder of the pandemic as levels of uncertainty exist within our customers and our markets. In order to help mitigate the negative financial impact caused by the pandemic, we have executed and continue to execute a number of temporary cash and cost savings measures including the cancellation of our fiscal 2020 bonus plan, employee furloughs, reduction of capital expenditures, applications for governmental assistance programs, and cuts to discretionary spend. In addition, we proactively amended certain debt covenants on our Senior Credit Facility to mitigate the risk of non-compliance with such covenants should the pandemic have a longer duration and also prepaid our Senior Notes to reduce interest expense, both of which will help to improve future available liquidity and/or cash balances. We will continue to evaluate and implement (if deemed necessary) cash and cost savings measures in the near term in order to reduce the impact of the pandemic on our financial results. While we believe that the essential products we provide along with our current strong balance sheet will allow us to be well positioned for long term growth after the pandemic, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, and accordingly the ultimate impact it will have on our business, results of operations, and financial condition.
General Business Update
On October 31, 2019, the Company completed the previously announced sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $215 million, with approximately $3 million due in four equal quarterly installments through October 31, 2020. We finalized the customary working capital negotiations during the third quarter of fiscal 2020 and we received an additional $1 million of cash in June 2020.
On March 21, 2019, the Company announced a restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operation (IT&S segment), and iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the Corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Total restructuring charges associated with this restructuring plan were $2 million and $6 million in the three and nine months ended May 31, 2020, respectively, related primarily to headcount reductions and facility consolidations. We anticipate achieving annual savings of $12 million to $15 million from the first phase of the plan and anticipate annual savings of $12 million to $15 million from the expansion and revision of the plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including sales and production volume variances and annual incentive compensation differentials.
The Company also incurred less than $1 million and approximately $2 million of restructuring costs within the Other operating segment in the three and nine months ended May 31, 2020, respectively, associated with a facilities consolidation. We anticipate realizing approximately $3 million to $5 million of annual savings associated with the actions and have started realizing these savings in fiscal 2020.
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
Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2020		2019		2020		2019
Net sales	$102	100%	$178	100%	$382	100%	$496	100%
Cost of products sold	60	59%	96	54%	209	55%	273	55%
Gross profit	42	41%	82	46%	173	45%	223	45%
Selling, administrative and engineering expenses	41	40%	53	30%	143	37%	159	32%
Amortization of intangible assets	2	2%	3	2%	6	2%	7	1%
Restructuring charges	2	2%	1	1%	6	2%	1	—%
Impairment & divestiture (benefits) charges	(1)	(1)%	(13)	(7)%	(4)	(1)%	14	3%
Operating (loss) profit	(2)	(2)%	38	21%	21	5%	42	8%
Financing costs, net	4	4%	7	4%	16	4%	22	4%
Other (income) expense, net	(1)	(1)%	(1)	(1)%	(2)	(1)%	—	—%
(Loss) earnings before income tax expense	(5)	(5)%	32	18%	7	2%	20	4%
Income tax expense	—	—%	5	3%	1	—%	9	2%
Net (loss) earnings from continuing operations	(5)	(5)%	27	15%	5	1%	11	2%

Diluted (loss) earnings per share from continuing operations	$(0.08)		$0.43		$0.09		$0.18
Consolidated net sales for the third quarter of fiscal 2020 were $102 million, a decrease of $76 million (43%) from the prior year. Core sales decreased $61 million (38%) after adjusting for the $14 million (8%) decrease from divested product lines and strategic exits of certain service offerings, a $2 million (1%) increase from the HTL Group acquisition and a 2% favorable impact to net sales due to foreign currency exchange rates. The decrease in core sales was due to a the steep reduction in sales volume attributable to the impact of the COVID-19 pandemic and the volatility in oil prices impacting both our core product sales (35% decline) and core service sales (47% decline). Gross profit margins decreased 5% as a result of under absorption, product mix, and restructuring charges recorded through cost of products sold. Operating profit was $(40) million lower in fiscal 2020 compared to fiscal 2019 largely as a result of the gross profit decrease of $40 million. Impairment & divestiture (benefit) expense was $12 million lower in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. In 2020, we recorded a $1 million benefit primarily from the satisfaction of conditions associated with the first quarter 2020 sale of our UNI-LIFT product line that triggered additional gain recognition whereas in fiscal 2019 we recorded an approximately $13 million benefit associated with the reversal of the Cortland U.S. business as being held for sale. This was offset by a $12 million decrease in selling, administrative, and engineering ("SAE") expenses resulting from the termination of our fiscal 2020 bonus program, the realization of savings from restructuring actions, restrictions on travel expenses in response to the COVID-19 pandemic, furlough and other temporary wage reduction programs initiated in response to the COVID-19 pandemic, a reduction in commission expense due to decreased sales, other discretionary spending initiatives, and the receipt of government support funds in certain foreign jurisdictions ($1 million).
Consolidated net sales for the nine months ended May 31, 2020 decreased $114 million (23%) to $382 million in fiscal 2020. Core sales decreased $77 million (17%) after adjusting for the $36 million (8%) decrease from divested product lines and strategic exits of certain service offerings and a $4 million (1%) increase from the HTL Group acquisition. Changes in foreign currency exchange rates had minimal impact on net sales. Gross profit margins remained flat as the benefit from the divestiture of low-profit-margin product lines and the strategic exits of certain non-profitable service lines was offset by the substantial decrease in volume and under absorption of overhead costs in the third quarter of fiscal 2020 as a result of the COVID-19 pandemic and the volatility in oil prices. Operating profit decreased $21 million in fiscal 2020 compared to fiscal 2019, due to the decrease in gross margin of $50 million offset by a $29 decrease in operating costs. The $29 million decrease in operating costs was primarily a result of the decrease in SAE and the net benefit from impairment & divestiture (benefits) charges year-over-year. The decrease in SAE was predominantly due to the cost actions previously disclosed in the third quarter of fiscal 2020 in addition to the benefits from restructuring actions in the first six months of the fiscal year. The change in impairment & divestiture (benefits) charges was predominantly a result of businesses or product lines sold in fiscal 2020 for a net gain versus an impairment charge associated with the Cortland U.S. business in fiscal 2019.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net sales	$93	$167	$352	$465
Operating profit	8	35	54	88
Operating profit %	8.2%	20.9%	15.4%	18.9%
IT&S segment net sales for the third quarter of fiscal 2020 decreased by $74 million (44%). Core sales decreased $59 million year-over-year (39%) due to the sharp decline in volume from the demand impacts of the COVID-19 pandemic, the volatile oil pricing, and the anticipated year-over-year service decline in the Middle East. Strategic exits and divestitures of non-core product lines accounted for an additional $14 million (8%) decrease, offset by an increase of $2 million (1%) associated with the acquisition of HTL Group. Changes in foreign currency favorably impacted net sales by 2%.
Operating profit percentage decreased 12.7% from the prior-year period primarily due to reduced volumes and under absorption offset by lower SAE costs as a result of restructuring actions and the previously disclosed actions taken in the third quarter of fiscal 2020 in response to the COVID-19 pandemic.
Year-to-date IT&S segment net sales decreased by $113 million (24%) to $352 million in fiscal 2020. Strategic exits and divestitures of non-core product lines accounted for $36 million (8%) of the decrease while core sales decreased $75 million (18%) year-over-year. These decreases were partially offset by $4 million (1%) of net sales from the acquisition of HTL Group. Changes in foreign currency had minimal impact on net sales. The 18% decrease in core sales predominantly was a result of the significant declines in volume in the third quarter due to impacts of the COVID-19 pandemic and volatile oil prices, in addition to the global economic uncertainty, predominantly in North America, causing slight year-over-year declines from volume in the first half of the fiscal year, and lower year-over-year service sales in the fiscal year-to-date as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020.
Year-to-date operating profit decreased $34 million from the prior year. The-year-to-date operating profit decrease was a result of the decrease in core sales and therefore a $48 million decrease in gross profit, partially offset by $14 million of SAE cost savings from the exit or disposal of non-profitable businesses and service lines, benefits of restructuring actions, and other cost savings initiatives in response to the COVID-19 pandemic.
Corporate
Corporate expenses were $8.8 million and $31.3 million for the three and nine months ended May 31, 2020, respectively, and $9.8 million and $32.4 million for the three and nine months ended May 31, 2019, respectively. This resulted in a decrease of $1.0 million and $1.1 million for the three and nine months ended May 31, 2020, respectively. The decrease for the three-month period was the result of positive experience in medical claims, lower legal and consulting expenses and reduction in expenses as a result of cost savings actions taken to mitigate the financial impact of the COVID-19 pandemic. These reduced expenses were offset by $0.7 million of restructuring charges taken in the quarter as part of our strategic efforts to drive efficiency in the overall Corporate structure. The year-to-date decrease is a result of the positive experience in medical claims, lower legal costs, and reduction in expenses as a result of cost savings actions taken to mitigate the financial impact of the COVID-19 pandemic, offset by $2 million of restructuring expenses associated with our strategic efforts to drive efficiency in the overall corporate structure and an increase in business development costs, including costs associated with the acquisition of HTL Group.
Financing Costs, net
Net financing costs were $5 million and $7 million for the three months ended May 31, 2020 and May 31, 2019, respectively. For the nine months ended May 31, 2020 and 2019, net financing costs were $16 million and $22 million, respectively. Financing costs decreased as a result of lower outstanding balances on our Senior Credit Facility during the three and nine months ended May 31, 2020, as a result of the early pay off of the remaining balance on the term loan in early November after the divestiture of the EC&S segment. The benefit from lower cash interest expense was partially offset in the nine months ended May 31, 2020 as a result of expensing the remaining $0.6 million of capitalized debt issuance costs associated with the term loan upon the early pay off of the outstanding principal balance.

Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
(Loss) earnings from continuing operations before income tax expense	$(5)	$32	$7	$20
Income tax (benefit) expense	—	5	1	9
Effective income tax rate	7.6%	15.6%	20.1%	44.6%
The Company’s (loss) earnings from continuing operations before income taxes includes earnings from foreign jurisdictions in excess of 70% of the consolidated total for the estimated full-year fiscal 2020 and 2019. Overall, the annual effective tax rate is not significantly impacted by differences in foreign tax rates now that the U.S. tax rate of 21% is in line with the Company's average foreign tax rate. Both the current and prior-year effective income tax rates were impacted by impairment & divestiture charges (benefits) as well as accelerated debt issuance costs and purchase accounting charges in the current year ("one-time charges (benefits)"). Results included one-time charges (benefits) of $(1.2) million ($(0.8) million) after tax) and $(2.5) million ($(1.8) million) after tax) for the three and nine months ended May 31, 2020, respectively. This compares to one-time charges (benefits) of $(13) million ($(13) million after tax) and $14 million ($14 million after tax) for the three and nine months ended May 31, 2019, respectively. Excluding the one-time charges (benefits), the effective tax rate was 12.8% and 26.1% for the three months ended May 31, 2020 and 2019, respectively, and 14.5% and 26.2% for the nine months ended May 31, 2020 and 2019, respectively. The income tax expense without one-time charges (benefits) for the three and nine months ended May 31, 2020 is greatly impacted by decreased profitability due to the COVID-19 pandemic and the impact of non-recurring benefits related to the reduction in tax reserves due to the lapsing of statutes of limitations and valuation allowance releases associated with the ability to use tax attributes before expiration.
On March 27, 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three or nine months ended May 31, 2020. We are currently evaluating the future impact of the CARES Act provisions on our consolidated financial statements.
Cash Flows and Liquidity
At May 31, 2020, we had $164 million of cash and cash equivalents. Cash and cash equivalents included $156 million of cash held by our foreign subsidiaries and $8 million held domestically. The following table summarizes our cash flows (used in) provided by operating, investing and financing activities (in millions):

	Nine Months Ended
	2020	2019
Net cash (used in) provided by operating activities	$(16)	$1
Net cash provided by investing activities	176	14
Net cash used in financing activities	(206)	(63)
Effect of exchange rates on cash	(2)	(1)
Net decrease in cash and cash equivalents*	$(48)	$(49)
*The table above includes activity associated with our discontinued operations (former EC&S segment), which was operational for the full period in the nine months ended May 31, 2019 and included normal activity through the divestiture on October 31, 2019 in the nine months ended May 31, 2020 and ancillary cash flow impacts subsequent to the divestiture date.
Net cash used in operating activities was $16 million for the nine months ended May 31, 2020 as compared to $1 million net cash provided by operating activities in the nine months ended May 31, 2019. The decrease year-over-year is predominantly a result of the impacts to our business from the COVID-19 pandemic and the timing of the divestiture of the legacy EC&S business. Despite a significant use of cash of $18 million in the first quarter of fiscal 2019, cash flows from operations associated with the EC&S businesses were nominal through the third quarter of fiscal 2019. Similar seasonal results were experienced in the first quarter of fiscal 2020 whereby the former EC&S businesses represented a significant use of cash flow from operations through the completion of the divestiture on October 31, 2019. Despite the negative impacts to our financial performance from the COVID-19 pandemic, we generated a cash inflow from changes in primary working capital in the third quarter of fiscal 2020 of approximately $7 million versus a use of cash of $13 million in fiscal 2019, which was able to partially offset the negative operating performance in the quarter.

Net cash provided by investing activities was $176 million for the nine months ended May 31, 2020 as compared to $14 million for the nine months ended May 31, 2019. The increase of $162 million was a result of proceeds net of transactions costs from the sale of the EC&S segment ($209 million) and non-core product lines ($10 million) in fiscal 2020, offset by the cash outflow from the acquisition of HTL Group in January 2020 ($33 million) and the cash inflow from the sale of Cortland Fibron and Precision Hayes for combined net proceeds of $36 million in the nine months ended May 31, 2019.
Net cash used in financing activities was $206 million for the nine months ended May 31, 2020 compared to $63 million for the nine months ended May 31, 2019. The cash used in financing activities for fiscal 2020 consisted primarily of the early pay off of the outstanding principal balance on the term loan of $175 million and share repurchases of $28 million, compared to $58 million of principal repayments on the term loan in the nine months ended May 31, 2019 and no share repurchase activity.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and provided for a $200 million term loan both scheduled to mature in March 2024 (see Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. The unused credit line and amount available for borrowing under the revolving line of credit was $395 million at May 31, 2020. Further, as noted in Note 8, "Debt", on June 15, 2020, the Company borrowed $295 million under the Senior Credit Facility revolving line of credit in order to redeem all of the outstanding Senior Notes at par, plus the remaining accrued and unpaid interest, in order to reduce interest costs in the current interest rate environment.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	May 31, 2020	PWC%	August 31, 2019	PWC%
Accounts receivable, net	$94	23%	$126	20%
Inventory, net	79	19%	77	12%
Accounts payable	(52)	(13)%	(77)	(12)%
Net primary working capital	$121	29%	$126	20%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at May 31, 2020 were $7 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $12 million and $18 million at May 31, 2020 and August 31, 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have materially changed in fiscal 2020 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2019 as a result of the divestiture of our EC&S segment, specifically related to lease commitments disclosed therein. See Note 15, "Leases" in the notes to the condensed consolidated financial statements for disclosure of our future contractual obligations from our continuing operations with respect to Leases as of May 31, 2020.
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
Interest Rate Risk: We manage interest expense using a mixture of fixed-rate and variable-rate debt. A change in interest rates impacts the fair value of our 5.625% Senior Notes, but not our earnings or cash flow, because the interest rate on such debt is fixed. As of May 31, 2020, our variable-rate funding sources consisted primarily of the revolving line of credit under our Senior Credit Facility. We did not have any borrowings outstanding on the revolving line of credit as of May 31, 2020, but borrowed $295 million on June 15, 2020 as indicated above.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $4 million and operating profit would have been lower by $2 million, respectively, for the three months ended May 31, 2020. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $44 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2020, as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A – Risk Factors
We have been and continue to be negatively impacted by the COVID-19 pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and we have experienced and expect to continue to experience reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. The impact of the COVID-19 pandemic on general economic conditions, and more damaging effects on certain markets, such as oil & gas, are having and will continue to have negative implications on demand for our products and services. During the three months ended May 31, 2020, we experienced significant reductions in the volume of sales compared to our prior-year level.
While our supply chain has not been significantly impacted to date based on demand levels, we continue to develop new sources of supply and analyze alternative solutions, however, we cannot ensure that the scope or duration of supply chain interruptions will not adversely impact our operations. In addition, we have restricted travel for our employees, implemented furloughs and adopted cash management protocols. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities globally, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
In addition, our facilities and the facilities of our customers and suppliers may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, and we may be unable to purchase necessary materials from vendors, due to shutdowns, shelter-in-place orders, import restrictions or other preventative measures that may be requested or mandated by governmental authorities. Although our operations have generally been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. The operations of all of our facilities have been affected in terms of employee protection measures, including social distancing and personal protection equipment measures. These measures will continue to affect the efficiency of our operations for the foreseeable future.
In fiscal 2019, we derived 38% of our net sales from continuing operations from the United States, 20% from Europe, 13% from the Middle East, 12% from Asia and 17% from other geographic areas. We operate businesses with manufacturing facilities around the world. In addition, components for our products are built by a variety of suppliers, including those in low cost countries such as China and India. Accordingly, to the extent that general economic conditions in the United States may improve over time as concerns with further outbreak of COVID-19 in the United States may lessen, our results of operations may continue to be adversely affected in other areas of the world that may continue to experience COVID-19 outbreaks and that remain subject to governmental restrictions affecting business activities that impact the demand for our products and services or prevent us from resuming full operations in those jurisdictions or we may be unable to secure adequate supply of necessary components that are manufactured in areas that remain subject to governmental restrictions.
The recent disruption in the global oil markets and resulting substantial price decline adversely affected our business and results of operations and similar events in the future may adversely affect our business and results.
As a result of the political tensions between several large oil producing countries, there was a substantial decline in oil prices that occurred during the three months ended May 31, 2020. In addition, decreases in demand for oil as a result of the disruption caused by the COVID-19 pandemic also adversely affected oil prices. A substantial portion of our revenues are derived from customers in the oil & gas industry, and business with these customers and our results of operations during the three months ended May 31, 2020 were adversely affected by these events. To the extent that the COVID-19 pandemic and/or political tensions continue to significantly depress the price of oil or global oil markets experience similar disruptions in the future, our business, results of operations and financial condition may be materially adversely affected.
See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of May 31, 2020, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares.
The following table sets forth all repurchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of common stock during each month in the three months ended May 31, 2020, all of which were purchased under publicly announced share repurchase programs.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 30, 2020	503,873	$19.25	5,200,770
April 1 to April 30, 2020	—	—	5,200,770
May 1 to May 31, 2020	—	—	5,200,770
	503,873	$19.25
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and nine months ended May 31, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: July 1, 2020	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer