Form 10-K
period 2020-08-31
ENERPAC TOOL GROUP CORP
filed 2020-10-26
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes   ☐          No   ☒

As of February 29, 2020, the end of the Registrant's second fiscal quarter, the aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 29, 2020) held by non-affiliates of the Registrant was approximately $1.28 billion.

There were 59,800,210 shares of the Registrant’s Class A Common Stock outstanding as of September 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 19, 2021 are incorporated by reference into Part III hereof.

Enerpac Tool Group Corp. provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our website, www.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, the economic impact of the COVID-19 pandemic and other general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck and automotive industries, market acceptance of existing and new products, market acceptance of price increases, successful integration of acquisitions, divestitures and related restructuring, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor, or overhead cost increases, foreign currency risk, interest rate risk, commodity risk, the impact of geopolitical activity, tariffs, litigation matters, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “we,” “us,” “our,” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries.
PART I
Item  1.    Business
General
Enerpac Tool Group Corp., formerly known as Actuant Corporation, is a premier industrial tools and services company serving a broad and diverse set of customers in more than 100 countries. The Company is a global leader in the engineering and manufacturing of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has two operating segments, Industrial Tools & Service ("IT&S") and Other, with IT&S being the only reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
During the fourth quarter of fiscal 2019, we entered into a Securities Purchase Agreement ("SPA") to sell the remaining businesses within our legacy Engineered Components & Systems ("EC&S") segment. We closed the transaction during our first quarter of fiscal 2020. The divestiture of the EC&S segment, along with the fiscal 2019 divestitures of the Cortland Fibron and Precision Hayes International ("PHI") businesses, were a part of our strategic shift to become a pure play industrial tools and services company. As such, the results of the EC&S segment as well as the Cortland Fibron and PHI businesses are considered discontinued operations in all periods presented herein.
Our Business Model
Our long-term goal is to create shareholder value and best in class returns through growth of our core businesses, driving efficiency and profitability, generating strong cash flow, and being disciplined in the deployment of our capital.We intend to leverage our strong brand, our market positions, and our dealer and distribution networks to generate organic core sales growth that exceeds end-market growth rates. Organic growth is accomplished through a combination of market share capture and product innovation, as well as market expansion into emerging industries and geographic regions. In addition to organic growth, we also focus on profit margin expansion by utilizing continuous improvement techniques to drive productivity and lower costs and by enacting routine pricing initiatives to generate price realization and to offset cost increases, such as commodity and tariff increases and general inflation. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to fund internal growth opportunities, strategic acquisitions, paydown of debt and opportunistic common stock repurchases.

Description of Business Segments
Industrial Tools & Services Reportable Segment
IT&S is a global supplier of both products and services to a broad array of end markets, including infrastructure, industrial maintenance, repair, and operations, oil & gas, mining and alternative energy and construction markets.
Our primary products include branded tools, cylinders, hydraulic torque wrenches and highly engineered heavy lifting technology solutions. Examples of our products include high-force hydraulic and mechanical tools (cylinders, pumps, valves and specialty tools), which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform, bolt tensioners and other miscellaneous products. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as oil & gas production, machining and infrastructure maintenance and repair, where safety is a key differentiator. As a result, we hold ourselves to a world-class safety standard to protect both our employees and those using our products and services.
On the services side of the segment, our highly trained technicians provide maintenance and manpower services on oil & gas assets to meet customer-specific needs including bolting, machining, and joint integrity. We also provide rental capabilities for certain of our products.
Our branded tools and services are primarily marketed through the Enerpac, Hydratight, Larzep and Simplex brand names.
The segment delivers products and services primarily through our world-class, global network of distributors, as well as, direct sales to OEM's and select end users. Examples of industrial distributors include W.W. Grainger, MSC and Blackwoods.
Other Operating Segment
The Other operating segment includes our Cortland U.S. business, which primarily designs and manufactures high performance synthetic ropes and biomedical assemblies. The Other operating segment does not meet the quantitative or qualitative thresholds to be considered a reportable segment. Therefore, the results are not disclosed separately as would be required if the Other operating segment were considered a reportable segment and as the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. Certain information related to the Other operating segment is disclosed within Note 15, "Business Segment, Geographic, and Customer Information" in order to comply with U.S generally accepted accounting principles ("GAAP") requirements to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisitions and Divestitures
For a summary of recent acquisition and divestiture transactions impacting continuing operations, see footnote 2 to the table included in Item 6 Financial Data, as well as Note 4, "Acquisitions" and Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe and Asia. In fiscal 2020, we derived 37% of our net sales from the United States, 24% from Europe, 12% from the Middle East, 11% from Asia and 16% from other geographic areas. We have operations around the world that allow us to draw on the skills of a global workforce, provide flexibility to our operations, allow us to drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual countries and offer us an opportunity to access new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers and suppliers. Financial information related to the Company's geographic footprint of our continuing operations is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.

Product Development and Engineering
We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been and continue to be key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide new innovative tools and services to grow our market share. Research and development ("R&D") costs are expensed as incurred. R&D costs were $7.3 million in fiscal 2020, a decrease of 22% from $9.3 million in fiscal 2019 and a decrease of 16% from $8.7 million in fiscal 2018. We target a minimum of 10% of consolidated product sales annually to be from new product development as a result of our research and development activities.
The Company holds numerous patents and trademarks; however, no individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
Competition
The markets for our products are highly competitive. We provide a diverse and broad range of industrial products and services to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, some of our competition is comprised of smaller companies which may lack the global footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, engineering and research and development expertise. In addition, we believe that our cost structure, strategic global sourcing capabilities and global distribution support our competitive position.
Manufacturing and Operations
While we do have extensive manufacturing capabilities including machining and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our plants, which reduces inventory levels, lowers re-work costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers, including those in low cost countries such as China and India. We have built strong relationships with our key suppliers and, while we single source certain of our components, in most cases there are several qualified alternative sources.
Raw Material Costs and Inflation
We source materials and components from a network of global suppliers. These items are typically available from multiple suppliers. Raw materials that go into the components we source, such as steel, aluminum and plastic resin, are subject to price fluctuations and tariffs, which could have an impact on our results. We have been able to offset the impact of inflation in recent years with manufacturing efficiencies, cost reductions and pricing actions. In addition, several of our products have been subject to tariffs, but to date we have been able to offset the majority of additional costs from tariffs through price increases to our customer base. We continue to manage our supply chain to mitigate ongoing risks associated with the evolving political environments.
Order Backlogs and Seasonality
Our operating segments have a relatively short order-to-ship cycle. We had order backlogs of $31 million and $42 million at August 31, 2020 and 2019, respectively. Substantially all orders are expected to be filled within twelve months. While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations. Results for the year ended August 31, 2020 were not consistent with historical trends due to the impacts from the COVID-19 pandemic which negatively impacted our results of operations in the third and fourth quarter of fiscal 2020.

Percentages of Sales by Fiscal Quarter

	2020	2019
Quarter 1 (September - November)	30%	24%
Quarter 2 (December - February)	27%	24%
Quarter 3 (March - May)	21%	27%
Quarter 4 (June - August)	22%	25%
	100%	100%

Employees
At August 31, 2020, we had approximately 2,300 employees. Our employees are not subject to collective bargaining agreements and we do not have any employees with government-mandated collective labor agreements other than certain industry agreements in the Netherlands and Spain. We believe we have a good working relationship with our employees globally.
Environmental Matters
Our operations, like those of most industrial businesses, are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating air and wastewater discharges, the storage and disposal of hazardous materials and the clean-up of soil and groundwater contamination. We believe that we are in material compliance with applicable environmental regulations. Compliance with these laws requires expenditures on an ongoing basis. However, environmental expenditures over the last three years have not been material. Soil and groundwater contamination has been identified at certain facilities that we operate or formerly owned or operated. We are also a party to certain state and local environmental matters and have provided environmental indemnifications for certain divested businesses.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2020 are listed below.

Name	Age	Position
Randal W. Baker	57	President and Chief Executive Officer
Rick T. Dillon	49	Executive Vice President and Chief Financial Officer
Barbara G. Bolens	59	Executive Vice President and Chief Strategy Officer
Fabrizio R. Rasetti	54	Executive Vice President—General Counsel, Secretary and Global Human Resources
J. Jeffrey Schmaling	61	Executive Vice President and Chief Operating Officer
Randal W. Baker, President, Chief Executive Officer. Mr. Baker was appointed President and Chief Executive Officer of the Company in March 2016. Prior to joining the Company, Mr. Baker held multiple roles during a six-year tenure at Joy Global, including most recently as Chief Operating Officer. Prior to Joy Global, Mr. Baker was an executive with Case New Holland Inc., holding a variety of roles including President and CEO of its agricultural equipment business. Mr. Baker also held diverse leadership roles in marketing, sales, product development and engineering at Komatsu America Corporation, Ingersoll-Rand and Sandvik Corporation.
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
Barbara G. Bolens, Executive Vice President and Chief Strategy Officer, joined the Company in August 2018 as Vice President of Investor Relations and Corporate Strategy and was appointed Executive Vice President and Chief Strategy Officer in October 2019. Prior to joining the Company, Ms. Bolens spent over six years at Komatsu Mining Corporation (formerly Joy Global Inc.) as its VP and Treasurer. Prior to Komatsu, she held financial leadership positions of progressive responsibility at several other multinational corporations as well as early career leadership roles in sales and marketing.
Fabrizio R. Rasetti, Executive Vice President—General Counsel, Secretary and Global Human Resources, joined the Company in May 2018 from Boart Longyear where he held the position of Senior Vice President, General Counsel and Secretary since 2006. For the ten years prior he worked at SPX Corporation in roles of increasing responsibility including Segment General Counsel & Vice President, Business Development, Flow Segment. Earlier in his career he worked in private law practice.
J. Jeffrey Schmaling, Executive Vice President and Chief Operating Officer, joined the Company in February 2018. Prior to joining the Company, he held the position of President, North America for Komatsu Mining Corporation (formerly Joy Global Inc.) since 2010. Prior to that, he served as Senior Director Dealer Development and Account Management at Case International Harvester, a Division of Fiat S.p.A. Earlier in his 30-plus-year career he held various sales, marketing and product development roles.

Item  1A.    Risk Factors
The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing the Company. If any of the events contemplated by the following risks occurs, our business, financial condition, or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may adversely impact our business, including our ability to execute our strategic growth and profitability objectives.
Risks Related to COVID-19
We have been and continue to be negatively impacted by the COVID-19 pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and we have experienced and expect to continue to experience, reductions in both the demand for certain of our products and services and the ability of our global teams and suppliers to produce and deliver those products and services. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. The impact of the COVID-19 pandemic on general economic conditions, and more damaging effects on certain markets, such as oil & gas, are having and will continue to have negative implications on demand for our products and services. During the latter half of the fiscal year ended August 31, 2020, we experienced significant reductions in the volume of sales compared to our prior-year level.
While our supply chain has not been significantly impacted to date, we continue to develop new sources of supply and implement additional strategies to mitigate potential supply impacts of the pandemic. We cannot, however, ensure that the scope or duration of supply chain interruptions will not adversely impact our operations or that our mitigation strategies will continue to be sufficient or effective. To the extent the impacts on the supply chain have remained modest, in part due to our reduced purchasing levels, we could see greater impacts if the supply chain is not able to produce and ship goods commensurate with the timing and pace of our demand recovery. Therefore, uncertainties with respect to the severity and duration of the COVID-19 outbreak, the terms of related governmental orders restricting activities globally, and the timing and pace of an economic recovery may adversely impact our ability to meet customer demand.
In addition, certain of our facilities and the facilities of our customers and suppliers may be prevented from conducting business activities, our customers may be prevented from purchasing our products, and we may be unable to purchase necessary materials from vendors due to localized COVID-19 outbreaks, shutdowns, shelter-in-place orders, import restrictions or other preventative measures that may be requested or mandated by governmental authorities. Although our operations have generally been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. The operations of all our facilities have been affected in terms of employee protective measures, including social distancing and personal protection equipment measures. These measures will continue to affect the efficiency of our operations for the foreseeable future.
Our results of operations may continue to be adversely affected in other areas of the world that may continue to experience COVID-19 outbreaks and that may be subject to governmental restrictions affecting business activities that impact the demand for our products and services or prevent us from fully operating in those jurisdictions. In addition, we may be unable to secure adequate supply of necessary components that are manufactured in areas that remain subject to governmental restrictions.
Risks Related to Economic Conditions
Deterioration of, or instability in, the domestic and international economy and challenging end-market conditions could impact our ability to grow the business and adversely impact our ability to execute our strategy, financial condition, results of operations and cash flows.
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. The level of demand for our products is affected by general economic and business conditions in our served end markets. A substantial portion of our revenues is derived from customers in cyclical industries (such as the industrial and oil & gas sectors) that typically are adversely affected in periods of economic contraction or volatility. In such periods, our customers may experience deterioration of their businesses, which may reduce or delay our sales. We have experienced contraction and challenging demand conditions in many of our served markets, including the oil & gas and infrastructure markets. We have implemented certain restructuring initiatives aimed at reducing our cost structure and improving operational performance in response to those market conditions. Further deterioration in market conditions could result in the Company implementing additional restructuring initiatives. Such initiatives could result in restructuring costs, including facility consolidations, workforce reductions and structural realignment. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs over time, we may not achieve the desired net benefits of these efforts (see Note 3, "Restructuring Charges" and "Business Update" within Item 7 for further discussion of our restructuring activities and future anticipated cost savings).
Recent disruptions in global oil markets have adversely affected our business and results of operations and similar events in the future may adversely affect our business and results.
As a result of the political tensions between several large oil producing countries, there was a substantial decline in oil prices that occurred during the latter half of the fiscal year ended August 31, 2020. In addition, decreases in demand for oil due to the disruption caused by the COVID-19 pandemic has negatively affected oil prices, as well as impacted accessibility to job sites. A portion of our revenues is derived from customers in the midstream and downstream oil & gas industry and business with these customers and our results of operations during that period, were adversely affected by these events. To the extent that the COVID-19 pandemic and/or political tensions continue to significantly depress the price of oil, or global oil markets experience similar disruptions in the future, our business, results of operations and financial condition may be materially adversely affected.
Large or rapid increases in the costs of commodities and raw materials, including impact of tariffs, or substantial decreases in their availability could adversely affect our operations.
The primary raw materials that are used in our products include steel, plastic resin, brass, steel wire and rubber. Most of our suppliers are not currently parties to long-term contracts with us. Consequently, we are vulnerable to fluctuations in prices of such raw materials, including the impact of tariffs. Factors such as supply and demand, freight costs and transportation availability, inventory levels, the level of imports and general economic conditions may affect the prices of raw materials we need. If we experience a significant increase in raw material prices, or if we are unable to pass along increases in raw material prices to our customers, our results of operations could be adversely affected. In addition, an increasing portion of our products are sourced from low-cost regions. Changes in export regulations, taxes, tariffs and disruptions in transportation routes or supply from regions that we source commodities and raw materials could adversely impact our results of operations.
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.
Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be ineffective or detrimental to our business.
Risks Related to Our Business and Operations
A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and result in increased costs that we cannot recover.
Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our significant manufacturing or services facilities. Equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.
Our significant reliance on third-party suppliers for components for the manufacture, assembly and sale of our products, including a supply chain interruption due to political tensions with China or the COVID-19 pandemic, involves risks.
We rely on suppliers to secure component products and finished goods required for the manufacture and assembly of our products, and, in some cases, we have consolidated our purchases of such components with one or few suppliers. Further, a significant portion of our suppliers are located in China. A disruption in deliveries to or from key suppliers, or decreased availability of components or commodities, either due to political tensions with China, COVID-19 impacts or other causes could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Further, poor supplier quality or an insecure supply chain could adversely affect the availability, reliability, performance and reputation of our products. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

Our business operates in highly competitive markets, so we may be forced to cut prices or incur additional costs.
Our business generally faces substantial competition, domestically and internationally, in our end markets. We may lose market share in certain businesses or be forced to reduce prices or incur increased costs to maintain existing business. We compete globally on the basis of product design, quality, availability, performance and customer service. Present or future competitors in our markets may have new technologies or more attractive products and services or greater financial, technical or other resources which could put us at a competitive disadvantage. In addition, some of our competitors may be willing to reduce prices and accept lower margins to compete with us.
Our international operations pose political, currency and other risks.
We expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of our manufacturing operations and suppliers are located outside the United States, including China, the United Kingdom and the Netherlands. Our international operations present significant and varied risks, such as from political tensions among China and the United States, the uncertainties surrounding the United Kingdom's withdrawal from the European Union, currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions and controls on repatriation of cash. Foreign currency exchange rates result in volatility in our financial results, as over one-third of our sales are generated outside of the United States in currencies other than the U.S. dollar. In addition, United States tax reform has significantly changed how foreign operations are taxed in the United States. Therefore, we continue to review our organizational structure, and changes to where income is generated, may have a material adverse effect on our liquidity and results of operations. To the extent that we expand our international presence, these risks may increase.
Our customers and other business partners often require terms and conditions that expose us to significant risks and liabilities.
We operate in end markets and industries in which our customers and business partners seek to contractually shift significant risks associated with their operations or projects to us. We structure our commercial and contracting practices to assess and manage the risks we are assuming, but we cannot assure that material liabilities will not arise from our contracts with our business partners. Also, our contracting standards may be more stringent than those of certain competitors, and as a result, we may experience market share losses or the reduction in growth opportunities.
Risks Related to Legal, Compliance and Regulatory Matters
We are subject to many laws and regulations that may change in ways that are detrimental to our competitiveness or results.
Our businesses are subject to regulation under a broad range of U.S. and foreign laws and regulations. Some of those laws and regulations may change in ways that will require us to modify our business practices and objectives in ways that adversely impact our financial condition or results of operations, including by restricting existing activities and products, subjecting our operations to escalating costs or prohibiting us from operating in certain jurisdictions. Examples of laws or regulations that may have an adverse effect on our operations, financial condition and growth strategies include tax law, export and import controls, anti-corruption law, competition law, data privacy regulations, currency controls and economic or political sanctions.
Legal compliance risks could result in significant costs to our business or cause us to restrict current activities or curtail growth plans.
We directly or indirectly operate in industries, markets and jurisdictions in which we are exposed to compliance risks and that are subject to significant scrutiny by regulators, governmental authorities and other persons. We structure and strengthen our risk management and compliance programs to mitigate such risks and foster compliance with all applicable laws, but our practices may not be sufficient to eliminate these risks. The global and diverse nature of our operations, the complex and high-risk nature of some of our markets, our reliance on third-party agents and representatives to support sales and other business activities, and increasingly stringent laws and enforcement activities could result in violations of law, enforcement actions or private litigation resulting in significant defense and investigation costs, fines and penalties, and a broad range of remedial actions, including potential restrictions on our operations and other adverse changes to our business plans. See Note 16, "Commitments and Contingencies" in the notes to the consolidated financial statements for additional information about compliance risks.

Health, safety and environmental laws and regulations may result in additional costs.
We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety. Violations of these laws could result in significant harm and financial liabilities that could adversely affect our operating results and reputation. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating certain matters at current or previously owned and operated sites. In addition, we have provided environmental indemnities for previously owned operations in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. More stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with environmental laws and regulations to maintain operating permits and licenses, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restricted if we are unable to renew existing permits or to obtain any additional permits that we may require.
Costs and liabilities arising from legal proceedings could be material and adversely impact our financial results.
We are subject to legal and regulatory proceedings, including litigation asserting product liability and warranty claims. We maintain insurance and have established reserves for these matters as appropriate and in accordance with applicable accounting standards and practices. Insurance coverage, to the extent it is available, may not cover all losses arising from such contingencies. Also, estimating legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. We also expect that additional legal proceedings and other contingencies will arise from time to time, and we cannot predict the occurrence, magnitude and outcome of such additional matters. Moreover, we operate in jurisdictions where claims involving us may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets.
Risks Related to the Execution of Our Strategy
If we fail to develop new products, or customers do not accept our new products, our business could be adversely affected.
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
Our growth strategy includes strategic acquisitions, which we may not be able to consummate or successfully integrate.
We plan to make acquisitions to grow our business, enhance our global market position and broaden our industrial tools product offerings. Our ability to successfully execute acquisitions will be impacted by factors including the availability of financing on terms acceptable to us, the potential reduction of our ability or willingness to incur debt to fund acquisitions due to COVID-19 impacts on our financial results, the reluctance of target companies to sell in current markets, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations also may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the timeframe planned. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.

We may not be able to realize planned benefits from acquired companies.
We may not be able to realize planned benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into the Company. Factors that could affect our ability to achieve these benefits include:
•difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;
•the failure of acquired businesses to perform in accordance with our expectations;
•failure to achieve anticipated synergies between our business units and the business units of acquired businesses;
•the loss of customers of acquired businesses;
•the loss of key managers and employees of acquired businesses; or
•other material adverse events in the acquired businesses.
If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations.
The indemnification provisions of acquisition agreements may result in unexpected liabilities.
Certain acquisition agreements from past and current acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies. In most of these agreements, the liability of the former owners is limited to specific warranties given in the agreement as well as in amount and duration. Certain former owners also may not be able to meet their indemnification responsibilities. As a result of those limitations, we may face unexpected liabilities that adversely affect our profitability and financial position.
Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we have sold could adversely affect our financial results.
In connection with the execution of our strategy to become a pure-play industrial tools and services company, we have recently completed several divestitures, including the divestiture of our former EC&S segment. These divestitures pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers.
If we do not realize the expected benefits of these divestitures or our post-completion liabilities and continuing obligations are substantial and exceed our expectations, our consolidated financial position, results of operations and cash flows could be negatively impacted. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
Our goodwill and other intangible assets represent a substantial amount of our total assets.
Our total assets reflect substantial intangible assets, primarily goodwill. As of August 31, 2020, goodwill and other intangible assets totaled $344 million, or 42% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. There were no goodwill impairment charges and negligible intangible asset impairment charges in fiscal 2020 (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" and "Critical Accounting Estimates" for further discussion on goodwill, intangible asset and long-lived asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
Risks Related to Our Capital Structure
Our indebtedness could harm our operating flexibility and competitive position.
We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions or other strategic growth initiatives. We have, and expect we will continue to have, a substantial amount of debt which requires interest and principal payments ($255 million outstanding on our revolving credit facility at August 31, 2020). Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage.

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
Our Senior Credit Facility contains financial and other restrictive covenants. These covenants could limit our financial and operating flexibility as well as our ability to plan for and react to market conditions, meet our capital needs and support our strategic priorities and initiatives. Our failure to comply with these covenants also could result in events of default which, if not cured or waived, could require us to repay indebtedness before its due date, and we may not have the financial resources or otherwise be able to arrange alternative financing to do so. Our compliance with the covenants of our Senior Credit Facility may be adversely affected by severe market contractions or disruptions, such as those caused by the COVID-19 pandemic, to the extent they reduce our earnings for a prolonged period and we are not able to reduce our debt levels or cost structure accordingly. Borrowings under our Senior Credit Facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic and certain foreign subsidiaries. If borrowings under our Senior Credit Facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, our lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could have a material adverse effect on our business, financial condition and liquidity.
Risks Related to Other Matters
Our inability to attract, develop and retain qualified employees could have a material adverse impact on our operations.
Our ability to deliver financial results and drive growth and pursue competitive advantages in our business substantially depends on our ability to retain key employees and continually attract new talent to the business. If we experience losses of key employees, such as our Chief Executive Officer and Chief Financial Officer, or experience significant delays or difficulty in replacing them, our operations, competitive position and financial results may be adversely affected. Competition for highly qualified personnel is intense, and our competitors and other employers may attempt to hire our skilled and key employees. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees or lead to increased labor costs.
Cyber security vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.
Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cyber security failures resulting from human error and technological errors, pose a risk to our systems, operations and products and potentially those of our business partners. An attack also could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing measures including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
Our intellectual property portfolio may not prevent competitors from developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies.
Our patents, trademarks and other intellectual property may not prevent competitors from independently developing or selling products and services functionally equivalent or superior to our own or adequately deter misappropriation or improper use of our innovations and technology. In addition, further steps we take to protect our intellectual property, including non-disclosure agreements, may not prevent the misappropriation of our business critical secrets and information. In such circumstances, our competitive position and the value of our brand may be negatively impacted.

Our competitors or other persons could assert that we have infringed their intellectual property rights.
We may be the target of enforcement of patents or other intellectual property rights by third parties. We have implemented legal reviews and other controls in our new product development and marketing processes system to mitigate the risk of infringing third-party rights, but those controls may not prove adequate or deter all claims. Responding to infringement claims, regardless of their merits, can be expensive and time consuming. If we are found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our current products and services.
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
Item  1B.    Unresolved Staff Comments
None.
Item  2.    Properties
As of August 31, 2020, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	13	35	48	213	988	1,201
Corporate and Other	5	5	10	353	384	737
	18	40	58	566	1,372	1,938
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, China, the Netherlands and Spain. We also maintain a presence in Australia, Azerbaijan, Brazil, France, Germany, India, Italy, Japan, Kazakhstan, Norway, Singapore, South Africa, South Korea and the United Arab Emirates. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. As of September 30, 2020, there were 1,165 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2020, the Company declared a dividend of $0.04 per common share payable on October 19, 2020 to shareholders of record on October 2, 2020. In fiscal 2019, the Company declared a dividend of $0.04 per common share payable on October 14, 2019 to shareholders of record on September 27, 2019.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million with 5,200,770 shares remaining authorized for additional repurchases under the program. There were no share repurchases during the fourth quarter of fiscal 2020
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Performance Graph:
The graph below compares the cumulative 5-year total return of the Company's Class A common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 Index, the Dow Jones US Diversified Industrials index and the S&P 600 Industrial index. Prior to the divestiture of our EC&S segment, we benchmarked results of the Company to the S&P 500 index and the Dow Jones USD Diversified Industrials index. However, in light of the divestiture and our focus as a pure-play industrial tools and services company, we now benchmark ourselves against the Russell 2000 Index and the S&P Industrial 600 index. The graph tracks the performance of a $100 investment in our Class A common stock and in each of the indexes (assuming the reinvestment of all dividends) from August 31, 2015 to August 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enerpac Tool Group Corp., the S&P 500 Index, the Russell 2000 Index, the Dow Jones US Diversified Industrials Index, and the S&P 600 Industrial

Dollars
250
200
150
100
50
0
8/15
8/16
8/17
8/18
8/19
8/20
Period Ending
Enerpac Tool Group Corp.
Russell 2000
S&P 600 Industrial
S&P 500
Dow Jones US Diversified Industrials

*$100 Invested on 8/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

	8/15	8/16	8/17	8/18	8/19	8/20
Enerpac Tool Group Corp.	$100.00	$111.40	$112.62	$138.13	$104.32	$97.88
S&P 500	100.00	112.55	130.82	156.55	161.12	196.47
Russell 2000	100.00	108.59	124.79	156.54	136.36	144.57
Dow Jones US Diversified Industrials	100.00	126.55	125.11	112.14	100.90	102.78
S&P 600 Industrial	100.00	112.40	120.50	153.72	128.98	133.43
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

	Year Ended August 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Statement of Operations Data(1)(2):
Net sales	$493	$655	$641	$617	$687
Gross profit	217	293	283	261	291
Selling, administrative and engineering expenses	181	209	210	208	203
Amortization of intangible assets	8	9	9	9	11
Director & officer transition charges	—	—	—	8	—
Restructuring charges	7	4	11	3	9
Impairment & divestiture (benefit) charges	(3)	23	3	117	130
Operating profit (loss)	24	48	50	(84)	(62)
Earnings (loss)	6	8	5	(95)	(62)

Diluted earnings (loss) per share	$0.09	$0.13	$0.08	$(1.60)	$(1.05)
Cash dividends per share declared	$0.04	$0.04	$0.04	$0.04	$0.04

Diluted weighted average common shares	60,269	61,607	61,028	59,436	59,010

Balance Sheet Data (at end of period)(2):
Cash	$152	$211	$250	$230	$180
Assets	824	1,124	1,485	1,517	1,439
Debt	255	460	533	562	580
Net debt (Debt less Cash)	103	249	283	332	400
 _______________________
(1)Results are from continuing operations and exclude the financial results of businesses classified as "Assets from discontinued operations" and "Liabilities from discontinued operations" on the Consolidated Balance Sheets and of previously divested businesses reported as discontinued operations.

(2)We have completed various acquisitions and divestitures that impact the comparability of the selected financial data specifically related to earnings (loss) from continuing operations. The results of operations for these acquisitions and divestitures are included in our financial results for all periods subsequent to their acquisition or prior to their divestiture date. The following tables summarize the acquisitions and divestitures that were completed during the last five fiscal years (amounts in millions):

Acquisition	Segment	Date Completed	Sales (a)	Purchase Price
HTL Group	Industrial Tools & Services	January 2020	$18	$33
Equalizer	Industrial Tools & Services	May 2018	6	6
Mirage Machines	Industrial Tools & Services	December 2017	12	17
 _______________________
(a)Represents approximate annual sales at the time of the acquisition.

Divestiture (b)	Segment	Date Completed	Sales (c)	Proceeds from Sale
Milwaukee Cylinder/UNI-LIFT Product Line	Industrial Tools & Services	December 2019	$13	$8
Connectors Product Line	Industrial Tools & Services	October 2019	$5	$3
Viking Business	Other	December 2017	$19	$9
(b)Divestiture of the EC&S Segment is not included in the table as it is classified as Discontinued Operations within the Consolidated                              Financial Statements.
(c)Represents annual sales in fiscal year prior to divestiture.

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
Business Update
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. The IT&S segment continues to have exposure within thirteen vertical markets. We continue to execute our strategy to drive best in class returns for our shareholders, demonstrated by our acquisition of HTL Group in January 2020, our focus on improving commercial effectiveness, optimizing our global facility footprint and our heavy emphasis on new product development.
We remain focused on our long-term strategy of pursuing both organic and acquisition-related growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our safety, quality, cost and delivery metrics across our manufacturing, assembly and service operations. Our IT&S segment is focused on accelerating global sales growth through new product introductions, a continued emphasis on sales effectiveness and more focused retail and wholesale marketing efforts. In addition, we remain focused on reducing our concentration in the oil & gas vertical markets by growing sales of critical products, rentals, and services with new and existing customers in other attractive vertical markets including power generation, non-commercial aerospace (military), rail and mining.
COVID-19 Update
Over the past two quarters of fiscal 2020, our business, like many others around the world, has experienced the significant negative financial impacts of the COVID-19 pandemic. Our key manufacturing facilities globally continued to operate with additional precautions in place to ensure the safety of our employees, and we have continued to supply our customers with the products and services they require. However, demand for our products has been significantly impacted, and we expect it will continue to be impacted to some extent for the remainder of the pandemic, as levels of uncertainty exist within our customers and our markets. In order to help mitigate the negative financial impact caused by the pandemic, we have executed, and continue to execute, a number of temporary cash and cost-savings measures including the cancellation of our fiscal 2020 bonus plan, employee furloughs, reduction of capital expenditures, suspension of employee benefit programs such as the 401(k) match, applications for governmental assistance programs, utilization of governmental regulations allowing for the deferral of certain tax payments and cuts to discretionary spend. In addition, we proactively amended our interest coverage ratio covenant in our Senior Credit Facility to mitigate the risk of non-compliance with said covenant should the pandemic have a longer duration. We will continue to evaluate and implement (if deemed necessary) cash and cost-savings measures in the near term in order to reduce the impact of the pandemic on our financial results. While we believe that the essential products we provide, along with our current strong balance sheet, will allow us to be well positioned for long-term growth after the pandemic, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, and accordingly, the ultimate impact it will have on our business, results of operations, and financial condition.
General Business Update
On October 31, 2019, the Company completed the previously announced sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $216 million (inclusive of final working capital adjustments).
On March 21, 2019, the Company announced a restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operation (IT&S segment), and iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Total restructuring charges associated with this restructuring plan were $7 million for the year ended August 31, 2020, related primarily to headcount reductions and facility consolidations. We anticipate achieving annual savings of $12 million to $15 million from the first phase of the plan and anticipate an additional annual savings of $12 million to $15 million from the expansion and revision of the plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including annual incentive compensation differentials.

The Company also incurred approximately $2 million of restructuring costs within the Other operating segment in the year ended August 31, 2020, associated with a facilities consolidation. We anticipate realizing approximately $3 million to $5 million of annual savings associated with the actions and have started realizing these savings in fiscal 2020.
Historical Financial Data (in millions)

	Year Ended August 31,
	2020		2019		2018
Statements of Earnings Data: (1)
Net sales	$493	100%	$655	100%	$641	100%
Cost of products sold	276	56%	362	55%	358	56%
Gross profit	217	44%	293	45%	283	44%
Selling, administrative and engineering expenses	181	37%	209	32%	210	33%
Amortization of intangible assets	8	2%	9	1%	9	1%
Restructuring charges	7	1%	4	1%	11	2%
Impairment & divestiture (benefit) charges	(3)	(1)%	23	4%	3	0%
Operating profit	24	5%	48	7%	50	8%
Financing costs, net	19	4%	28	4%	31	5%
Other (income) expense, net	(3)	(1)%	1	—%	—	0%
Earnings before income tax expense	8	2%	19	3%	19	3%
Income tax expense	2	—%	11	2%	14	2%
Net earnings	$6	1%	$8	1%	$5	1%

Other Financial Data: (1)
Depreciation	$12		$11		$11
Capital expenditures	12		15		11
(1) Results are from continuing operations and exclude the financial results of businesses classified as "Assets from discontinued operations" and "Liabilities from discontinued operations" on the Consolidated Balance Sheets and of previously divested businesses reported as discontinued operations.

Fiscal 2020 compared to Fiscal 2019
Consolidated sales from continuing operations in fiscal 2020 were $493 million, 25% lower than the prior-year sales of $655 million. Core sales decreased $117 million (20%) while strategic exits and divestitures of non-core product lines, net of current year acquisitions, accounted for a $38 million (6%) decrease in net sales. Changes in foreign currency exchange rates favorably impacted sales comparisons by 1%. The 20% decrease in core sales predominantly was a result of the significant declines in volume in the third and fourth quarter due to impacts of the COVID-19 pandemic and volatile oil prices. In addition, global economic uncertainty, predominantly in North America, caused slight year-over-year declines from volume in the first half of the fiscal year, and there were lower year-over-year service sales in the fiscal year as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020. Gross profit margins remained relatively consistent year-over-year despite the substantial volume decrease as we benefited from the strategic exit of certain low-profit product and service lines in fiscal 2020, executed certain temporary cost-reduction actions such as furloughs and other temporary wage reduction measures, and we saw a greater impact from COVID-19 to our service revenue stream, which generally has lower gross profit margins than our product sales. Operating profit was $24 million lower in fiscal 2020 as compared to fiscal 2019 as a result of the $76 million decrease in gross profit driven by the decline in net sales volume, offset by cost reduction actions to reduce selling, administrative, and engineering expenses ("SAE"), and impairment & divestiture benefits in the current year as opposed to charges in the prior year. SAE decreased $28 million, predominantly due to the benefit from restructuring actions and a decrease in commissions expense as a result of the reduction in sales volumes, as well as temporary cost reduction measures in response to the COVID-19 pandemic including the termination of our fiscal 2020 bonus plan, furloughs and other temporary wage reduction programs, and other discretionary spending initiatives. In addition, we received approximately $1.1 million of COVID-19 relief governmental support in certain foreign jurisdictions. With respect to impairment and divestiture charges, in fiscal 2020, we incurred a net benefit of $3 million due to the benefit from the divestitures of our Connectors and UNI-LIFT product lines, partially offset by the impairment and divestiture charges associated with the divestiture of our Milwaukee Cylinder business. In fiscal 2019, we incurred $14 million of goodwill impairment charges associated with triggering events impacting Cortland U.S., $6 million of impairment & divestiture charges associated with the impairment of a customer relationship intangible in connection with the strategic exit of certain North America service offerings and $3 million of trade name impairment & divestiture charges associated with a re-branding strategy which will ultimately eliminate the use of certain secondary brands within the IT&S segment that were previously determined to be indefinite-lived. Financing costs also decreased in fiscal 2020 as we utilized the proceeds from the sale of EC&S in the first quarter of the fiscal year to pay off the remaining $175 million principal on our term loan and in the fourth quarter of fiscal 2020, we redeemed our 5.625% senior notes by drawing on our revolving credit facility which provided modest interest savings during our fourth quarter and will provide over $10 million of annual savings at current interest rates. These savings were partially offset as we expensed $2 million of capitalized debt issuance costs associated with the accelerated repayment of our term loan and redemption of our senior notes. Our income tax expense decreased for reasons discussed in the Income Tax Expense section below.
Fiscal 2019 compared to Fiscal 2018
Consolidated sales from continuing operations in fiscal 2019 were $655 million, 2% higher than the prior year sales of $641 million. Core sales were up $26 million (4%), as a result of a 5% core sales increase in the IT&S segment. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by 2%. Gross profit margins remained relatively consistent year-over-year. We benefited from our strategic exit of highly customized heavy lifting projects which historically provided lower gross profit margins, offset by higher service & rental sales which provide lower gross profit margins. Operating profit was lower in fiscal 2019 as compared to fiscal 2018 as a result of increased impairment and divestiture charges. In fiscal 2019, we incurred $14 million of goodwill impairment charges associated with triggering events impacting Cortland U.S., $6 million of impairment & divestiture charges associated with the impairment of a customer relationship intangible asset in connection with the strategic exit of certain North America service offerings and $3 million of trade name impairment & divestiture charges associated with a re-branding strategy which will ultimately eliminate the use of certain secondary brands within the IT&S segment that were previously determined to be indefinite-lived. In fiscal 2018, we incurred $3 million of impairment & divestiture charges associated with the divestiture of our Viking business. Financing costs also decreased in fiscal 2019 as a result of the execution of our capital allocation strategy to utilize cash to reduce our debt by $73 million over the course of fiscal 2019 in addition to reduced interest costs on our new Senior Credit Facility. Our income tax expense also decreased in fiscal 2019 as discussed in further detail within the Income Tax Expense section below.
Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded tools, cylinders, hydraulic torque wrenches and highly engineered heavy lifting technology solutions (Product product line). On the services side, we provide energy maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Year Ended August 31,
	2020	2019	2018
Net Sales	$455	$610	$591
Operating Profit	66	101	99
Operating Profit %	14.4%	16.6%	16.8%
Fiscal 2020 compared to Fiscal 2019
Fiscal 2020 IT&S segment net sales decreased by $155 million (25%) from fiscal 2019 to $455 million. Core sales decreased $110 million (20%) year-over-year while strategic exits and divestitures of non-core product lines, net of current-year acquisitions, accounted for $38 million (6%) of the decrease. Changes in foreign currency exchange rates favorably impacted sales comparisons by 1%. The 20% decrease in core sales predominantly was a result of the significant declines in volume in the third and fourth quarter due to impacts of the COVID-19 pandemic and volatile oil prices. In addition, global economic uncertainty, predominantly in North America, caused slight year-over-year declines from volume in the first half of the fiscal year, and there were lower year-over-year service sales in the fiscal year as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020.

Fiscal 2020 operating profit decreased $35 million (35%) from the prior year. The operating profit decrease was a result of the $72 million decrease in gross profit as a result of the sales volume decline, partially offset by a $23 million decrease in selling, administrative, and engineering costs and a $12 million decrease in impairment and divestiture charges. The $23 million decrease in SAE was predominantly due to the benefit from restructuring actions and a decrease in commissions expense as a result of the reduction in sales volumes, in addition to cost-reduction measures in response to the COVID-19 pandemic including the termination of our fiscal 2020 bonus plan, furloughs and other temporary wage reduction programs, and other discretionary spending initiatives. We also received approximately $1.1 million of COVID-19 relief governmental support in certain foreign jurisdictions. With respect to impairment and divestiture charges, in fiscal 2020, we incurred a net benefit of $3 million due to the benefit from the divestitures of our Connectors and UNI-LIFT product lines, partially offset by the impairment and divestiture charges associated with the divestiture of our Milwaukee Cylinder business. In fiscal 2019, we incurred $6 million of impairment & divestiture charges associated with the impairment of a customer relationship intangible in connection with the strategic exit of certain North America service offerings and $3 million of trade name impairment & divestiture charges associated with a re-branding strategy which will ultimately eliminate the use of certain secondary brands within the IT&S segment that were previously determined to be indefinite lived.
Fiscal 2019 compared to Fiscal 2018
Fiscal 2019 IT&S segment net sales increased by $19 million (3%) from fiscal 2018 to $610 million. Changes in foreign currency exchange rates unfavorably impacted sales comparisons by 3%, while the Mirage and Equalizer acquisitions increased net sales by 1%. The IT&S segment core sales increased $28 million (5%) on a year-over-year basis. Flat core sales for the Product product line reflected changing macroeconomic environments over the course of our fiscal year as strong growth in our core sales over the first three quarters of the fiscal year outweighed the strategic focus to exit heavy lifting technology projects which historically were at low margins, whereas the fourth quarter saw decelerating demand globally which was most reflected in our European operations. The core sales increase of 19% in the Service & Rental product line was the result of higher global maintenance activity levels as compared to the prior year, predominantly in our Middle East operations. Operating profit margins decreased from 16.8% in fiscal 2018 to 16.6% in fiscal 2019 primarily due to additional impairment & divestiture charges in fiscal 2019 as compared to fiscal 2018 (impairment & divestiture charges of $9 million related to tradename and customer relationship intangible impairments in fiscal 2019 with no impairment & divestiture charges in fiscal 2018) and sales mix, specifically the increased revenues from Middle East service & rental which have lower gross profit margins than our product sales, partially offset by increased margins in our product sales as a result of our strategic focus to exit heavy lifting technology projects which historically were at low margins. Restructuring charges were $4 million in both fiscal 2019 and 2018.
Corporate
Corporate consists of selling and administrative costs and expenses, including executive, legal, finance, and technology, that are not allocated to the segments based on their nature, as well as corporate costs previously allocated to the EC&S segment that must be excluded from discontinued operations based on their nature. Corporate expenses were $38 million in fiscal 2020 compared to $42 million in fiscal 2019. The decrease of $4 million is a result of the benefit of restructuring actions, positive experience in medical claims, and temporary cost-reduction actions in response to COVID-19 including the termination of our fiscal 2020 bonus plan, furloughs and other temporary wage reduction programs, and restrictions on travel and other discretionary spend. These were partially offset by $2 million of restructuring expenses associated with our strategic efforts to drive efficiency in the overall corporate structure (there were no restructuring charges in fiscal 2019) and an increase in business development costs, specifically costs associated with the acquisition of HTL Group.
Corporate expenses were $42 million in fiscal 2019 as compared to $44 million in fiscal 2018. A decrease in annual incentive amounts, as well as restructuring charges of $5 million in fiscal 2018 (no restructuring costs in fiscal 2019), partially offset by increased outsourced consulting fees resulted in a $2 million year-over-year cost reduction.
Net financing costs were $19 million, $28 million and $31 million in fiscal 2020, 2019 and 2018, respectively. Fiscal 2020 financing costs decreased as a result of the repayment in the first quarter of the remaining $175 million principal balance on our term loan with the proceeds from the EC&S divestiture, as well as the redemption of our 5.625% senior notes in the fourth quarter, funded by drawing on the revolving credit facility, which reduced interest rate expense due to the difference in interest rates. These actions were partially offset due to $2 million of additional interest expense recorded due to the accelerated write off of the remaining capitalized debt issuance costs associated with the early payoff of the term loan and redemption of the senior notes. Fiscal 2019 net financing costs decreased from fiscal 2018 primarily as a result of the $73 million of term loan principal payments made throughout fiscal 2019 and lower interest rates resulting from our March 2019 Senior Credit Facility refinancing.

Income Tax Expense
The Company's income tax expense or benefit is impacted by a number of factors, including, among others, the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. Pre-tax earnings, income tax expense and effective income tax rate from continuing operations for the past three years were as follows (in thousands):

	Year Ended August 31,
	2020	2019	2018
Earnings before income tax expense	$7,849	$18,724	$19,196
Income tax expense	2,292	10,657	14,450
Effective income tax rate	29.2%	56.9%	75.3%
The comparability of pre-tax earnings, income tax expense and the related effective income tax rates are impacted by impairment and other divestiture charges (benefits) as well as the Tax Cuts and Jobs Act (the “Act”), which was enacted on December 22, 2017. Fiscal 2020 results included $3 million of impairment and divestiture benefits, while fiscal 2019 and 2018 results included $23 million and $3 million of charges, respectively. A substantial portion of these charges (benefits) do not result in tax benefits. The fiscal 2020 tax provision included a tax benefit of $3 million related to legislative changes and additional guidance related to the Act as compared to a tax benefit of $2 million in fiscal 2019 and a tax charge of $6 million in fiscal 2018.
Both the fiscal 2020 and prior-year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives. The Company’s earnings before income taxes from continuing operations, excluding impairment and other divestiture charges, had over 75% of earnings from foreign jurisdictions for fiscal 2020, 2019 and 2018, which results in an effective tax rate that is higher than the current U.S. statutory tax rate of 21%. Excluding the impairment and divestiture charges (benefits), the fiscal 2020 effective tax rate was 32.5%, which is comparable to the fiscal 2019 effective tax rate of 30.2%. In general, the increase in the fiscal 2020 effective tax rate from the statutory 21% is largely driven by taxable earnings in jurisdictions with higher tax rates and non-creditable withholding tax.
Items Impacting Comparability
On December 1, 2017, the Company completed the sale of the Viking business, which had net sales from continuing operations of $3 million for the year ended August 31, 2018.
In fiscal 2018, the Company acquired the stock and certain assets of Mirage Machines, Ltd. ("Mirage") and the stock of Equalizer International, Limited ("Equalizer"). The acquired businesses generated combined net sales of $5 million, $14 million and $9 million for the years ended August 31, 2020, 2019 and 2018, respectively.
On January 7, 2020, the Company acquired the stock of HTL Group ("HTL"), a provider of controlled bolting products, calibration and repair services, and tool rental services, which contributed net sales of $6 million in fiscal 2020. During fiscal 2020, the Company completed the sale of the UNI-LIFT and Connectors product lines, as well as the Milwaukee Cylinder business, which contributed combined net sales of $3 million, $18 million and $11 million for the years ended August 31, 2020, 2019 and 2018, respectively.

Liquidity and Capital Resources
At August 31, 2020, cash and cash equivalents were $152 million, comprised of $130 million of cash held by foreign subsidiaries and $22 million held domestically. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(3)	$54	$106
Net cash provided by (used in) investing activities	176	11	(63)
Net cash used in financing activities	(239)	(100)	(18)
Effect of exchange rate changes on cash	7	(5)	(4)
Net (decrease) increase in cash and cash equivalents	$(59)	$(40)	$21
Cash flow provided by operations was a use of $3 million in fiscal 2020, a decrease of $57 million from the prior year due to a $34 million decrease in cash flows from discontinued operations driven by the timing of the divestiture of the EC&S segment in the first quarter and a decrease in net earnings from continuing operations, exclusive of the impacts of impairment & divestiture (benefit) charges, of $26 million year-over-year. We generated $176 million of cash from investing activities in the current year from the divestiture of the EC&S business ($211 million, net, comprised of the sales price of $216 million, less closing costs of $3 million and $2 million of capital expenditures in fiscal 2020 prior to the divestiture date) and the divestiture of other non-core product lines ($10 million), offset by the HTL Group acquisition ($33 million) and capital expenditures ($12 million). We utilized the funds from the sale of EC&S to repay the remaining $175 million of outstanding principal on our term loan and utilized free cash flow and excess cash on hand to reduce the outstanding principal on our remaining debt by a net $33 million, in addition to repurchasing approximately 1 million shares of our outstanding common stock for $28 million.
Cash flow provided by operations was $54 million in fiscal 2019, a decrease of $52 million from the prior year due primarily to higher cash taxes paid, higher incentive compensation payouts in fiscal 2019, a change in the timing of our 401(k) plan Company match funding and additional cash usage associated with divestiture costs. We utilized the cash flow from operations, along with $36 million of cash from the sale of our PHI and Cortland Fibron businesses and excess cash on hand, for $73 million of principal payments on our then outstanding term loan ($43 million more than our required commitment as of August 31, 2018), $27 million of capital expenditures and to repurchase approximately 1 million shares of our outstanding common stock for approximately $22 million.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and provided for a $200 million term loan both scheduled to mature in March 2024 (see Note 7, "Debt" in the notes to the consolidated financial statements for further details of the Senior Credit Facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. Further, as noted in Note 7, "Debt", on June 15, 2020, the Company borrowed $295 million under the Senior Credit Facility revolving line of credit to fund the redemption of all of the outstanding Senior Notes at par, plus the remaining accrued and unpaid interest, in order to reduce interest costs in the current interest rate environment. The unused credit line and amount available for borrowing under the revolving line of credit was $140 million at August 31, 2020.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (in millions):

	August 31, 2020		August 31, 2019
	$	PWC %	$	PWC %
Accounts receivable, net	$84	19%	$126	20%
Inventory, net	69	16%	77	12%
Accounts payable	(45)	(10)%	(77)	(12)%
Net primary working capital	$108	25%	$126	20%
Total primary working capital was $108 million at August 31, 2020, which decreased from $126 million at August 31, 2019. The primary working capital decrease related to decreased accounts receivable as a result of the substantial decrease in net sales in the third and fourth quarter of fiscal 2020 as a result of the COVID-19 pandemic, decreased inventory levels as part of the Company-wide initiative to reduce inventory levels to meet demand levels in the current COVID-19 environment, and a decrease in accounts payable as a result of the decrease in volume of inventory purchases and other expenditures in the fourth quarter of fiscal 2020 in response to the economic environment created by the COVID-19 pandemic.
Our accounts receivable are derived from a diverse customer base spread across a number of industries, with our largest single customer generating approximately 3% of fiscal 2020 net sales from continuing operations.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $12 million, $15 million and $11 million in fiscal 2020, 2019 and 2018, respectively. Capital expenditures for fiscal 2021 are expected to be $10-$15 million, but could vary depending on business performance, changes in foreign currency exchange rates, the timing and extent of the impact from the COVID-19 pandemic and the amount of assets leased instead of purchased.
Commitments and Contingencies
Given our desire to allocate cash flow and revolver availability to fund growth initiatives, we have historically leased most of our facilities and some operating equipment. We lease certain facilities, computers, equipment and vehicles under various operating lease agreements, generally over periods ranging from one to twenty years. Under most arrangements, we pay the property taxes, insurance, maintenance and expenses related to the leased property. Many of our leases include provisions that enable us to renew the leases at contractually agreed rates or, less commonly, based upon market rental rates on the date of expiration of the initial leases.
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at August 31, 2020 were $7 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $12 million and $18 million at August 31, 2020 and 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
Contractual Obligations
The timing of payments due under our contractual commitments is as follows (in millions):

	Payments Due
	2021	2022	2023	2024	2025	Thereafter	Total
Debt (short-term and long-term)	$—	$—	$—	$255	$—	$—	$255
Interest on long-term debt	4	4	4	2	—	—	14
Operating leases*	12	8	7	5	4	14	50
	$16	$12	$11	$262	$4	$14	$319
*Operating lease contractual obligations amounts do not include $1.6 million in minimum lease payments for a real estate lease signed, but not yet commenced as of August 31, 2020.
Interest on long-term debt assumes the current interest rate environment and revolving credit facility borrowings consistent with the August 31, 2020 debt level.
Our contractual obligations generally relate to amounts due under contracts with third-party service providers. These contracts are primarily for real estate leases, vehicle leases, IT and manufacturing leases, information technology services and telecommunications services. Only those obligations that are not cancellable are included in the table.
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

Our liability for unrecognized tax benefits was $23 million at August 31, 2020, but is not included in the table of contractual obligations because the timing of the potential settlements of these uncertain tax positions cannot be reasonably estimated.
Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP. This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The following estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow.
Inventories:  Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 44% and 48% of total inventories at August 31, 2020 and 2019, respectively). If the LIFO method were not used, inventory balances would be higher than amounts presented in the consolidated balance sheet by $10 million at both August 31, 2020 and 2019. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to market value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
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
The fiscal 2020 annual review of the reporting units performed in the fourth quarter did not result in any reporting units having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 30%.
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
Cortland Reporting Unit: The Cortland reporting unit recognized impairment charges in conjunction with Cortland Fibron’s held for sale classification, resulting in a $10 million impairment charge representing the excess of net book value of assets held for sale over anticipated proceeds. This impairment charge included $4 million related to goodwill. The impairment charge is recorded within "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, “Discontinued Operations and Other Divestiture Activities” in the notes to the consolidated financial statements for further discussion.

PHI Reporting Unit: The PHI business primarily designs, manufactures and distributes concrete tensioning products. Changes in certain assumptions used in our annual goodwill impairment analysis, which are linked, in part, to recent market share losses, resulted in a fair value estimate of the reporting unit lower than its carrying value. As a result, we recognized a $17 million impairment charge related to the goodwill of the PHI business, which represented the entire goodwill balance of the reporting unit. The impairment charge is recorded within "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, “Discontinued Operations and Other Divestiture Activities” in the notes to the consolidated financial statements for further discussion.
Indefinite-lived intangibles (tradenames): Indefinite-lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite-lived intangible assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required.
The fiscal 2020 annual impairment review of indefinite-lived intangible assets resulted in one impairment charge associated with an indefinite-lived intangible asset for less than $0.1 million. For the remaining indefinite-lived intangibles, the annual assessment did not result in any indefinite-lived asset having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 10%.
We recognized an impairment charge of $3 million in the fourth quarter of fiscal 2019 as a result of our determination that two secondary tradenames which were previously assumed to have an indefinite life would be phased out over the next 12-15 months and be re-branded with the Enerpac tradename.
We recognized impairment charges during the fourth quarter of fiscal 2018 to write-down the value of tradenames by $7 million in relation to the Cortland Fibron held-for-sale treatment (impairment charge recorded as a component of "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations).
A considerable amount of management judgment is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite-lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions, including the duration and severity of the impacts from the COVID-19 pandemic, could change the estimated fair values and, therefore, future additional impairment charges could be required. Prolonged weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
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
In the first quarter of fiscal 2020, in connection with the held-for sale-treatment of the Milwaukee Cylinder business, we recognized a $3 million impairment charge, representing the excess of the net book value of assets held for sale over anticipated proceeds. See Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
In the fourth quarter of fiscal 2019, in connection with our North America service restructuring within the IT&S segment, we identified one customer relationship intangible asset associated with the component of the service business we intended to exit. As a result of our assessment, for which the primary assumption is the anticipated revenues associated with those customers, we determined that the fair value of the intangible asset was less than its carrying value, and therefore, recorded a $6 million impairment charge. See Note 6, "Goodwill, Intangible Assets, and Long-Lived Assets" in the notes to the consolidated financial statements for further discussion.
Also in the fourth quarter of fiscal 2019, in connection with the held-for-sale treatment of the remaining businesses within the EC&S segment, we recognized a $54 million impairment charge related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition of those businesses which is recorded in "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
In the fourth quarter of fiscal 2018, related to the held-for-sale treatment of our Cortland Fibron business, we recognized a $46 million long-lived asset impairment, representing the excess of net book value of assets held for sale over anticipated proceeds which consisted of i) $35 million related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition; ii) $10 million representing the excess of the net book value of assets held for sale to the anticipated proceeds and iii) $1 million of other divestiture charges. These charges are recorded as a component of "(Loss) earnings from discontinued operations" within the Consolidated Statements of Operations. See Note 5, "Discontinued Operations and Divestiture Activities" in the notes to the consolidated financial statements for further discussion.

During the fourth quarter of fiscal 2018, the undiscounted operating cash flows of our PHI business did not exceed the carrying value of the net assets of the business, resulting in a long-lived asset impairment charge of $6 million (recorded as a component of "(Loss) earnings from discontinued operations" on the Consolidated Statements of Operations), consisting of charges of $5 million and $1 million on amortizable intangible assets and fixed assets (primarily machinery and equipment), respectively. See Note 5, "Discontinued Operations and Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
Significant management judgment is required in performing impairment tests, principally in determining the fair value of long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, future additional impairment charges could be required. Prolonged weakening industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.
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
Employee Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2020 and 2019, the discount rates on domestic benefit plans were 2.40% and 2.90%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds with equity based strategies, mutual funds with fixed income based strategies, and U.S treasury securities. The expected return on domestic benefit plan assets was 4.60% and 5.75% for the fiscal years ended August 31, 2020 and 2019, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2020 domestic benefit plan expense.
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
Income Taxes: Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, reserves for unrecognized tax benefits and any valuation allowances recorded against net deferred tax assets. Our effective income tax rate is based on annual income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate and other adjustments. Our annual effective income tax rate includes the impact of discrete income tax matters including adjustments to reserves for uncertain tax positions and the benefits of various income tax planning activities.  Tax regulations require items to be included in our tax returns at different times than these same items are reflected in our consolidated financial statements. As a result, the effective income tax rate in our consolidated financial statements differs from that reported in our tax returns. Some of these differences are permanent, such as expenses that are not tax deductible, while others are temporary differences, such as amortization and depreciation expenses.
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
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $20 million lower and operating profit would have been $1 million lower for the twelve months ended August 31, 2020. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2020 financial position would result in a $37 million reduction to equity (accumulated other comprehensive loss), as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—In the current economic environment, we manage interest expense using a mixture of variable rate debt and fixed-interest-rate swaps. As of August 31, 2020, long term debt consisted of $255 million of borrowings under the revolving line of credit (variable rate debt). We are the fixed rate payor on an interest rate swap that effectively fixes the LIBOR-based index on $100 million of borrowings under our revolving line of credit.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enerpac Tool Group Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enerpac Tool Group Corp. and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended August 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated statements, the Company changed the manner in which it accounts for leases in 2020.

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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded HTL Group from its assessment of internal control over financial reporting as of August 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded HTL Group from our audit of internal control over financial reporting. HTL Group is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2020.

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

Goodwill Impairment Assessment – Certain Reporting Unit within the Other Segment
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $281.2 million as of August 31, 2020. Goodwill associated with the Other segment was $17.6 million. Management tests goodwill for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded. In estimating fair value, management utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of a certain reporting unit within the Other segment is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to the forecasted revenues and operating profit margins assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management related to the forecasted revenues and operating profit margins. Evaluating management’s assumptions related to the forecasted revenues and operating profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 26, 2020

We have served as the Company’s auditor since 1997.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2020	2019	2018
Net sales
Product	$379,899	$478,946	$489,623
Service & rental	113,393	175,812	151,680
Total net sales	493,292	654,758	641,303
Cost of products sold
Product	204,524	247,771	264,878
Service & rental	71,575	114,335	93,141
Total cost of products sold	276,099	362,106	358,019
Gross profit	217,193	292,652	283,284

Selling, administrative and engineering expenses	180,513	209,231	210,256
Amortization of intangible assets	8,323	8,922	9,280
Restructuring charges	7,335	4,156	10,555
Impairment & divestiture (benefit) charges	(3,159)	22,827	2,987
Operating profit	24,181	47,516	50,206
Financing costs, net	19,218	28,163	30,872
Other (income) expense, net	(2,886)	629	138
Earnings before income tax expense	7,849	18,724	19,196
Income tax expense	2,292	10,657	14,450
Net earnings from continuing operations	5,557	8,067	4,746
Loss from discontinued operations, net of income taxes	(4,834)	(257,212)	(26,394)
Net earnings (loss)	$723	$(249,145)	$(21,648)

Earnings per share from continuing operations
Basic	$0.09	$0.13	$0.08
Diluted	$0.09	$0.13	$0.08

Loss per share from discontinued operations
Basic	(0.08)	(4.21)	(0.44)
Diluted	(0.08)	(4.18)	(0.43)

Earnings (loss) per share
Basic	0.01	(4.07)	(0.36)
Diluted	0.01	(4.04)	(0.35)

Weighted average common shares outstanding
Basic	59,952	61,151	60,441
Diluted	60,269	61,607	61,028

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended
	2020	2019	2018
Net income (loss)	$723	$(249,145)	$(21,648)
Other comprehensive income, net of tax
Foreign currency translation adjustments	23,224	(27,527)	49,307
Recognition of foreign currency translation losses from divested businesses	51,994	34,909	—
Pension, other postretirement benefit plans, and cash flow hedges	(603)	(4,809)	3,709
Total other comprehensive income, net of tax	74,615	2,573	53,016
Comprehensive income (loss)	$75,338	$(246,572)	$31,368

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2020	2019
A S S E T S
Current assets
Cash and cash equivalents	$152,170	$211,151
Accounts receivable, net	84,170	125,883
Inventories, net	69,171	77,187
Assets from discontinued operations	—	285,578
Other current assets	35,621	30,526
Total current assets	341,132	730,325
Property, plant and equipment, net	61,405	56,729
Goodwill	281,154	260,415
Other intangible assets, net	62,382	52,375
Other long-term assets	78,221	24,430
Total assets	$824,294	$1,124,274

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Trade accounts payable	$45,069	$76,914
Accrued compensation and benefits	17,793	26,421
Current maturities of debt	—	7,500
Income taxes payable	1,937	4,838
Liabilities from discontinued operations	—	143,763
Other current liabilities	40,723	40,965
Total current liabilities	105,522	300,401
Long-term debt, net	255,000	452,945
Deferred income taxes	1,708	1,564
Pension and postretirement benefit liabilities	20,190	20,213
Other long-term liabilities	82,648	47,972
Total liabilities	465,068	823,095
Commitments and contingencies (Note 16)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,593,945 and 81,920,679 shares, respectively	16,519	16,384
Additional paid-in capital	193,492	181,213
Treasury stock, at cost, 22,799,230 and 21,455,568 shares, respectively	(667,732)	(640,212)
Retained earnings	917,671	915,466
Accumulated other comprehensive loss	(100,724)	(171,672)
Stock held in trust	(2,562)	(3,070)
Deferred compensation liability	2,562	3,070
Total shareholders' equity	359,226	301,179
Total liabilities and shareholders' equity	$824,294	$1,124,274
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2020	2019	2018
Operating Activities
Net earnings (loss)	$723	$(249,145)	$(21,648)
Less: Net loss from discontinued operations	(4,834)	(257,212)	(26,394)
Net earnings from continuing operations	5,557	8,067	4,746
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture (benefit) charges, net of tax effect	(2,506)	20,930	12,385
Depreciation and amortization	20,720	20,217	20,405
Stock-based compensation expense	9,624	10,882	11,333
(Benefit) provision for deferred income taxes	(7,819)	3,955	5,588
Amortization of debt issuance costs	2,549	1,200	2,399
Other non-cash charges	1,204	405	285
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	44,749	(4,993)	(7,462)
Inventories	8,960	(7,760)	(1,142)
Trade accounts payable	(32,081)	6,858	(1,872)
Prepaid expenses and other assets	7,828	5,269	(3,868)
Income tax accounts	(7,306)	(913)	17,354
Accrued compensation and benefits	(9,845)	(8,368)	1,609
Other accrued liabilities	(23,635)	(14,846)	10,156
Cash provided by operating activities - continuing operations	17,999	40,903	71,916
Cash (used in) provided by operating activities - discontinued operations	(21,158)	12,942	34,177
Cash (used in) provided by operating activities	(3,159)	53,845	106,093

Investing Activities
Capital expenditures	(12,053)	(14,923)	(11,021)
Proceeds from sale of property, plant and equipment	708	1,462	104
Rental asset buyout for Viking divestiture	—	—	(27,718)
Proceeds from sale of business/product line	10,226	—	8,902
Cash paid for business acquisitions, net of cash acquired	(33,298)	—	(23,218)
Other investing activities	(710)	—	—
Cash used in investing activities - continuing operations	(35,127)	(13,461)	(52,951)
Cash provided by (used in) investing activities - discontinued operations	211,200	24,507	(9,800)
Cash provided by (used in) investing activities	176,073	11,046	(62,751)

Financing Activities
Borrowings on revolving credit facility	395,000	—	—
Principal payments on revolving credit facility	(140,000)	—	—
Redemption of 5.625% Senior Notes	(287,559)	—	—
Principal repayment on term loan	(175,000)	(72,500)	(30,000)
Payment for redemption of term loan	—	(200,000)	—
Proceeds from issuance of term loan	—	200,000	—
Purchase of treasury shares	(27,520)	(22,481)	—
Taxes paid related to the net share settlement of equity awards	(4,286)	(1,872)	(1,284)
Stock option exercises & other	3,092	1,900	15,681
Payment of cash dividend	(2,419)	(2,439)	(2,390)
Payment of debt issuance costs	(234)	(2,125)	—
Cash used in financing activities - continuing operations	(238,926)	(99,517)	(17,993)
Cash used in financing activities - discontinued operations	—	—	—
Cash used in financing activities	(238,926)	(99,517)	(17,993)

Effect of exchange rate changes on cash	7,031	(4,713)	(4,430)
Net (decrease) increase in cash and cash equivalents	(58,981)	(39,339)	20,919
Cash and cash equivalents - beginning of period	211,151	250,490	229,571
Cash and cash equivalents - end of period	$152,170	$211,151	$250,490
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2017	80,200	$16,040	$138,449	$(617,731)	$1,191,042	$(227,261)	$(2,696)	$2,696	$500,539
Net loss	—	—	—	—	(21,648)	—	—	—	(21,648)
Other comprehensive income, net of tax	—	—	—	—	—	53,016	—	—	53,016
Stock contribution to employee benefit plans and other	20	4	535	—	—	—	—	—	539
Restricted stock awards	400	80	(80)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,439)	—	—	—	(2,439)
Stock based compensation expense	—	—	14,457	—	—	—	—	—	14,457
Stock option exercises	780	156	14,984	—	—	—	—	—	15,140
Tax effect related to net share settlement of equity awards	—	—	(1,281)	—	—	—	—	—	(1,281)
Stock issued to, acquired for and distributed from rabbi trust	25	5	384	—	—	—	246	(246)	389
Balance at August 31, 2018	81,424	16,285	167,448	(617,731)	1,166,955	(174,245)	(2,450)	2,450	558,712
Net loss	—	—	—	—	(249,145)	—	—	—	(249,145)
Other comprehensive income, net of tax	—	—	—	—	—	2,573	—	—	2,573
Stock contribution to employee benefit plans and other	20	4	492	—	—	—	—	—	496
Restricted stock awards	375	75	(75)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,419)	—	—	—	(2,419)
Treasury stock repurchases	—	—	—	(22,481)	—	—	—	—	(22,481)
Stock based compensation expense	—	—	13,318	—	—	—	—	—	13,318
Stock option exercises	65	13	1,391	—	—	—	—	—	1,404
Tax effect related to net share settlement of equity awards	—	—	(1,872)	—	—	—	—	—	(1,872)
Stock issued to, acquired for and distributed from rabbi trust	35	7	511	—	—	—	(620)	620	518
Adoption of accounting standards	—	—	—	—	75	—	—	—	75
Balance at August 31, 2019	81,919	16,384	181,213	(640,212)	915,466	(171,672)	(3,070)	3,070	301,179
Net income	—	—	—	—	723	—	—	—	723
Other comprehensive income, net of tax	—	—	—	—	—	74,615	—	—	74,615
Stock contribution to employee benefit plans and other	23	5	456	—	—	—	—	—	461
Restricted stock awards	484	96	(96)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,391)	—	—	—	(2,391)
Treasury stock repurchases	—	—	—	(27,520)	—	—	—	—	(27,520)
Stock based compensation expense	—	—	13,309	—	—	—	—	—	13,309
Stock option exercises	145	29	2,602	—	—	—	—	—	2,631
Tax effect related to net share settlement of equity awards	—	—	(4,286)	—	—	—	—	—	(4,286)
Stock issued to, acquired for and distributed from rabbi trust	23	5	294	—	—	—	508	(508)	299
Adoption of accounting standards (Note 1)	—	—	—	—	3,873	(3,667)	—	—	206
Balance at August 31, 2020	82,594	$16,519	$193,492	$(667,732)	$917,671	$(100,724)	$(2,562)	$2,562	$359,226
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Nature of Operations:  Enerpac Tool Group Corp. (the “Company”), formerly known as Actuant Corporation, is a global manufacturer of a broad range of industrial products and solutions, organized into two operating segments. The Industrial Tools & Services segment ("IT&S"), the Company's only reportable segment, is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, energy and other markets.
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
The Company has two operating segments: Industrial Tools & Services ("IT&S") and Other, with IT&S representing the only reportable segment.
At August 31, 2019, the Company's former Engineered Components & Systems ("EC&S") segment was considered held for sale and was subsequently divested on October 31, 2019. As the divestiture represented a strategic shift in our operations, the results of the former segment through the date of divestiture and subsequent impacts to the financial results from retained liabilities are recorded in "Loss from discontinued operations, net of income taxes" within the Consolidated Statements of Operations. Further, the assets and liabilities, respectively, of the former segment are reflected as "Assets from discontinued operations" and "Liabilities from discontinued operations" on the Consolidated Balance Sheets at August 31, 2019. The results of the Cortland Fibron and Precision Hayes businesses which were a component of the EC&S segment prior to their divestiture in the year ended August 31, 2019, were also part of the strategic shift, as such, they are also reflected in "Loss from discontinued operations, net of income taxes" within the Consolidated Statements of Operations.
Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of the U.S. owned inventory (44.1% and 47.9% of total inventories in 2020 and 2019, respectively). The first-in, first-out or average cost methods are used for all other inventories. If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $10.2 million and $10.3 million at August 31, 2020 and 2019, respectively.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets (joint integrity tools) which are rented to customers of our IT&S segment. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Depreciation expense was $12.4 million, $11.3 million and $11.1 million for the years ended August 31, 2020, 2019 and 2018, respectively. The following is a summary of the Company's components of property, plant and equipment (in thousands):

	August 31, 2020	August 31, 2019
Land, buildings and improvements	$33,548	$29,661
Machinery and equipment	134,536	140,083
Gross property, plant and equipment	168,084	169,744
Less: Accumulated depreciation	(106,679)	(113,015)
Property, plant and equipment, net	$61,405	$56,729
Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Other intangible assets with definite lives, consisting primarily of

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
purchased customer relationships, patents, trademarks and tradenames, are amortized over periods from one to twenty-five years.
The Company’s goodwill is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recorded and should not exceed the total amount of the goodwill allocated to the reporting unit. Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite-lived intangible assets.
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the changes in product warranty reserves for fiscal years 2020 and 2019 (in thousands):

	2020	2019
Beginning balance	$1,145	$931
Provision for warranties	677	1,326
Warranty payments and costs incurred	(934)	(1,077)
Warranty activity for divested businesses	(27)	—
Impact of changes in foreign currency rates	31	(35)
Ending balance	$892	$1,145
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
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs.The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $5.0 million and $5.1 million at August 31, 2020 and 2019, respectively.
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
Research and Development Costs: Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $7.3 million, $9.3 million and $8.7 million in fiscal 2020, 2019 and 2018, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $2.6 million and $0.2 million in fiscal 2020 and 2019, respectively, with a gain of less than $0.1 million in fiscal 2018. In addition, as a result of the EC&S divestiture and the transition services agreement entered into with the buyer, the Company recorded $4.9 million of other income from providing the agreed upon services in fiscal 2020.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $0.8 million, $0.7 million and $1.2 million for fiscal 2020, 2019 and 2018, respectively.
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
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2020	2019
Foreign currency translation adjustments	$75,896	$151,115
Pension and other postretirement benefit plans	24,750	20,557
Unrecognized losses on cash flow hedges	78	—
Accumulated other comprehensive loss	$100,724	$171,672
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over-time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. The COVID-19 pandemic has caused additional uncertainty with respect to certain estimates. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the additional actions taken to contain it or treat it, as well as the severity and duration of the economic impact on local, regional, national and international customers, suppliers and markets. As such, there could be a material adverse impact on the Company's financial condition or results of operations. Management has made estimates of the impact of the COVID-19 pandemic on our financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results could differ materially and adversely from those estimates and assumptions, and such results could materially affect the Company’s consolidated net income, financial position, or cash flows.
The Company manages the profitability of its product and service & rental categories on a combined basis given the complexity of the business model. This model includes providing integrated product and service solutions resulting in facilities that generate revenues from both product and service & rental categories, which also have significant indirect and facility overhead costs included in cost of sales. As such, judgment and estimates are required to disaggregate product and service & rental cost of sales including allocating indirect and facility overhead costs between cost of product sales and the cost of service & rental sales. Changes in these judgments and estimates could materially change the allocation of the indirect and facility overhead costs to the different sales categories and the resulting ratio of cost of sales to net sales by category. Because the sales mix heavily favors the product category, a change in the mix of cost of sales between the sales categories would have a more significant impact on the ratio of cost of sales to net sales for the service & rental category. In addition, due to the recent

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
changes in our business model, which includes the integration of the Enerpac and Hydratight businesses within the IT&S segment, the decision to exit certain non-strategic businesses and product lines, and the restructuring actions taken by the Company, the historical ratios of cost of sales to net sales by category may not be indicative of future ratios of cost of sales to net sales by category.
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (and subsequently ASU 2018-01 and ASU 2019-01), to increase transparency and comparability among organizations by recognizing all lease transactions on the balance sheet as a lease liability and a right-of-use (“ROU”) asset. The amendments also expanded disclosure requirements for key information about leasing arrangements. On September 1, 2019, the Company adopted the standard using a modified retrospective approach and elected the package of practical expedients allowing us to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and initial direct costs for leases that commenced prior to September 1, 2019. In addition, we elected not to recognize ROU assets or lease liabilities for leases containing terms of 12 months or less and not separate lease components from non-lease components for all asset classes. The Company updated its standard lease accounting policy to address the new standard, revised the Company’s business processes and controls to align to the updated policy and new standard and completed the implementation of and data input into the Company’s lease accounting software solution. The most significant impact of the standard on the Company was the recognition of a $60.8 million ROU asset and operating lease liability on the Consolidated Balance Sheets at adoption. The standard did not have a significant impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. In addition, as a result of sale leaseback transactions in previous years for which gains were deferred and under the new standard would have been recognized, the Company recorded an increase to retained earnings of $0.2 million in the first quarter of fiscal 2020, which represents the recognition of these previously deferred gains. See Note 10, “Leases” for further discussion of the Company’s operating leases.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. The Company adopted the guidance on September 1, 2019 and recorded an increase to retained earnings with an offsetting increase in accumulated other comprehensive loss of $3.7 million. on the adoption date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which adds an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model. This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash. Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized which will result in more timely loss recognition. The guidance is intended to reduce complexity by decreasing the number of credit impairment models. This guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is required to adopt this new guidance in the first quarter of 2021. The Company reviewed the impact of this ASU on its consolidated financial statements and concluded that any cumulative-effect adjustment would be immaterial.
Note 2. Revenue from Contracts with Customers
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and rope and cable solutions are recorded when control is transferred to the customer (i.e., performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. For certain other products that are highly customized and have a limited alternative use, and for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
Service & Rental Sales: Service contracts consist of providing highly trained technicians to perform bolting, technical services, machining and joint integrity work for our customers. These revenues are recognized over time as our customers simultaneously receive and consume the benefits provided by the Company. We consider the input measure (efforts-expended

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with service contracts. For a majority of the Company’s service contracts, labor hours (efforts-expended measurement) is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred. Revenue from rental contracts (less than a year and non-customized products) is generally recognized ratably over the contract term, depicting the customer’s consumption of the benefit related to the rental equipment.
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 15, "Business Segment, Geographic and Customer Information" for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Year Ended August 31,
	2020	2019
Revenues recognized at point in time	$361,359	$453,427
Revenues recognized over time	131,933	201,331
Total	$493,292	$654,758
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	August 31,
	2020	2019
Receivables, which are included in accounts receivable, net	$84,170	$125,883
Contract assets, which are included in other current assets	6,145	3,747
Contract liabilities, which are included in other current liabilities	2,145	3,707
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time. The increase in this balance from August 31, 2019 to August 31, 2020 is a result of the contractual timing of billings on certain large contracts.
Contract Liabilities: As of August 31, 2020, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $2.1 million will be recognized in net sales from satisfying those performance obligations within the next twelve months with an immaterial amount recognized in periods thereafter.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives including workforce reductions; leadership changes; plant consolidations to reduce manufacturing overhead; satellite office closures; the continued movement of production and product sourcing to low-cost alternatives; and the centralization and standardization of certain administrative functions. Liabilities for severance will generally be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring will be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on i) the integration of the Enerpac and Hydratight businesses (IT&S segment), ii) the strategic exit of certain commodity type services in our North America Services operations (IT&S segment) and iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the Corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Restructuring charges associated with this plan were $6.6 million for the year ended August 31, 2020. The Company recorded total restructuring charges of $4.2 million for the year ended August 31, 2019.
The following rollforwards summarize restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Year Ended August 31, 2019
	Industrial Tools & Services	Corporate	Total
Balance as of August 31, 2018	$1,687	$46	$1,733
Restructuring charges	4,161	—	4,161
Cash payments	(2,954)	(46)	(3,000)
Other non-cash uses/reclasses of reserve	54	—	54
Impact of changes in foreign currency rates	(36)	—	(36)
Balance as of August 31, 2019	$2,912	$—	$2,912

	Year Ended August 31, 2020
	Industrial Tools & Services	Corporate	Total
Balance as of August 31, 2019	$2,912	$—	$2,912
Restructuring charges	4,520	2,073	6,593
Cash payments	(5,458)	(1,286)	(6,744)
Other non-cash uses of reserve (1)	(554)	(521)	(1,075)
Impact of changes in foreign currency rates	23	1	24
Balance as of August 31, 2020	$1,443	$267	$1,710
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.
In the year ended August 31, 2020, the Company recorded $1.6 million of restructuring expenses related to Cortland U.S. (Other segment) of which $0.8 million was reported in the Consolidated Statements of Operations in "Cost of products sold". Restructuring reserves for Cortland U.S. were $0.4 million and $0.9 million for the year ended August 31, 2020 and 2019, respectively. There were inconsequential restructuring charges recorded within the Other segment associated with the legacy restructuring initiatives in the year ended August 31, 2019.
Total restructuring charges (inclusive of the Other segment) were $8.1 million for the year ended August 31, 2020, with approximately $0.8 million of the restructuring charges being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges."

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 4.    Acquisitions
Fiscal 2020 Acquisition
On January 7, 2020, the Company acquired 100% of the stock of HTL Group ("HTL"), a provider of controlled bolting products, calibration and repair services, and tool rental services. The tuck-in acquisition of HTL provides the Company with a complete line of bolting products and enhances our European rental capabilities. The Company acquired all of the assets and assumed certain liabilities of HTL for a final purchase price of $33.3 million (inclusive of the settlement of working capital adjustments). The final purchase price allocation resulted in $11.3 million of goodwill (which is not deductible for tax purposes), $16.1 million of intangible assets, and $6.7 million of property, plant and equipment. The intangible assets were comprised of $3.3 million of indefinite-lived tradenames, $12.1 million of amortizable customer relationships and $0.7 million of amortizable patents. The impact on the remaining balance sheet line items was not material.
This acquisition generated net sales of $6.3 million for the year ended August 31, 2020 which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.
Fiscal 2018 Acquisitions
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
The acquired businesses generated combined net sales of $5.1 million, $14.1 million and $9.4 million for the year ended August 31, 2020, 2019 and 2018, respectively. The acquisitions individually and in the aggregate do not meet the significance tests to require pro forma financial information otherwise required for acquisitions.
Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a sales price of approximately $215.8 million (inclusive of the settlement of working capital adjustments). Approximately $3.0 million of the purchase price was to be paid in four equal quarterly installments after closing, of which $0.7 million is outstanding as of August 31, 2020. In connection with the completion of the sale, the Company recorded a net loss of $4.7 million comprised of a loss of $23.0 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the year largely offset by an income tax benefit of $18.3 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized an additional $3.3 million of impairment & divestiture costs associated with the accelerated vesting of restricted stock awards associated with employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction.
At August 31, 2019, the EC&S segment met the criteria for assets held-for-sale treatment. As a result, the Company recognized impairment & divestiture charges in fiscal 2019 of $264.5 million which consisted of $210.0 million representing the excess net book value of the net assets over the anticipated sales proceeds less costs to sell and $54.5 million representing the recognition in earnings of the cumulative effect of foreign currency exchange losses previously recorded in equity since acquisition.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
On December 31, 2018, the Company completed the sale of the Precision Hayes International business for $23.6 million cash, net of final transaction costs, working capital adjustments, accelerated vesting of equity compensation, retention bonuses and other adjustments. The Company recorded $9.5 million of impairment & divestiture charges during the fiscal year representing the excess of the net book value of the assets held for sale less the anticipated proceeds, less costs to sell. During the fourth quarter of fiscal 2018, the Company recognized impairment & divestiture charges of $23.7 million relating to the excess of net book value of assets over anticipated proceeds which consisted of i) $17.5 million related to goodwill, ii) $5.0 million related to amortizable intangible assets and ii) $1.2 million related to fixed asset impairment.
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
As the aforementioned divestitures were a part of our strategic shift to become a pure-play industrial tools and services company, the results of their operations (including the stated impairment & divestiture charges) are recorded as a component of "Loss from discontinued operations" in the Consolidated Statements of Operations for all periods presented.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Consolidated Statements of Operations (in thousands):

	Year Ended August 31,
	2020 *	2019	2018
Net sales	$67,010	$459,144	$541,308
Cost of products sold	49,749	344,563	409,332
Gross profit	17,261	114,581	131,976

Selling, administrative and engineering expenses	11,561	68,339	81,188
Amortization of intangible assets	—	5,666	11,285
Restructuring (benefit) charges	(11)	1,779	1,440
Impairment & divestiture charges**	28,972	286,175	70,071
Operating loss	(23,261)	(247,378)	(32,008)

Financing costs, net	14	124	619
Other (income) expense, net	(104)	1,922	(759)
Loss before income tax (benefit) expense	(23,171)	(249,424)	(31,868)

Income tax (benefit) expense	(18,337)	7,788	(5,474)
Net loss from discontinued operations	$(4,834)	$(257,212)	$(26,394)
* "Loss from discontinued operations, net of income taxes" for the year ended August 31, 2020 includes the results of the EC&S segment for the two months ended October 31, 2019 (the divestiture date) as well as the ancillary impacts from certain retained liabilities subsequent to the divestiture. As a result of the classification of the segment as assets and liabilities held for sale for the two months ended October 31, 2019, the Company did not record amortization or depreciation expense in the results of operations in accordance with GAAP.
** In addition to the impairment & divestiture charges discussed above, the Company also incurred approximately $10.5 million of divestiture charges in fiscal 2019 related to the, at the time, anticipated divestiture of EC&S.
Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment) for net cash proceeds of $7.5 million (inclusive of the settlement of working capital adjustments and the buyer achieving certain criteria which met the requirement for payment of $1.5 million of contingent proceeds). The transaction resulted in an impairment & divestiture benefit of $6.3 million for the year ended August 31, 2020 recorded as an "Impairment & divestiture benefit" within the Consolidated Statements of Operations.
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company completed the divestiture of the Milwaukee Cylinder business on December 2,
2019 for a negligible amount. The Company recorded impairment & divestiture charges of $4.5 million for the year ended August 31, 2020 predominately comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the net proceeds and $1.7 million associated with our requirement to withdraw from the multi-employer pension plan associated with that business and $0.3 million of other divestiture related charges and true-ups of retained liabilities.
The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $2.9 million, $13.2 million and $11.1 million in the year ended August 31, 2020, 2019 and 2018, respectively) are not material to the consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.0 million in the year ended August 31, 2020. The historical results of the Connectors product line (which had net sales of $0.2 million, $5.0 million and $0.2 million for the year ended August 31, 2020, 2019 and 2018, respectively) are not material to the consolidated financial results.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
During the year ended August 31, 2020, the Company modified estimates on outstanding legal matters associated with previously divested businesses, as such, recorded a net impairment & divestiture benefit of $0.5 million in the year ended August 31, 2020.
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
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2020 and 2019 by operating segment are as follows (in thousands):

	Industrial Tools & Services	Other	Total
Balance as of August 31, 2018	$248,705	$31,427	$280,132
Purchase accounting adjustments	253	—	253
Impairment charge	—	(13,678)	(13,678)
Impact of changes in foreign currency rates	(6,085)	(207)	(6,292)
Balance as of August 31, 2019	242,873	17,542	260,415
Acquisition of HTL Group (Note 4)	11,261	—	11,261
Impairment charge	—	—	—
Impact of changes in foreign currency rates	9,403	75	9,478
Balance as of August 31, 2020	$263,537	$17,617	$281,154
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2020			August 31, 2019
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$141,853	$106,491	$35,362	$126,229	$96,817	$29,412
Patents	12	14,365	13,228	1,137	13,227	12,276	951
Trademarks and tradenames*	12	3,277	2,257	1,020	4,513	2,921	1,592
Indefinite lived intangible assets:
Tradenames	N/A	24,863	—	24,863	20,420	—	20,420
		$184,358	$121,976	$62,382	$164,389	$112,014	$52,375
*The decrease in the Gross Carrying Value and Accumulated Amortization of Trademarks and tradenames is a result of the Milwaukee Cylinder divestiture on December 2, 2019 as discussed in Note 5, "Discontinued Operations and Other Divestiture Activities." The Company recorded a full impairment of the tradename in the first quarter in order to write the net assets of the business down to the expected sales proceeds in advance of the divestiture.
The Company estimates that amortization expense for future years is estimated to be $8.2 million in fiscal year 2021, $7.4 million in fiscal year 2022, $5.8 million in fiscal 2023, $4.2 million in fiscal 2024, $3.4 million in fiscal 2025 and $8.5 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2019 Impairment Charges
Within the Other segment, the Company recognized a $13.7 million Goodwill impairment charge related to Cortland U.S. in conjunction with triggering events identified during the fiscal year.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
In the fourth quarter of fiscal 2019, the Company's branding strategy was revised such that two secondary tradenames previously considered to have indefinite lives were to be phased out and re-branded over the course of fiscal 2020. As such, the Company recorded an impairment & divestiture charge of $2.6 million based on the estimated remaining fair value of the respective tradenames. In addition, based on restructuring actions taken in the fourth quarter of fiscal 2019 related to the North America Services operations, the Company concluded that the fair value of a customer relationship intangible was less than the current net book value, and therefore, a $6.2 million impairment & divestiture charge was recorded. The tradename and customer relationships impairments both related to assets within the IT&S segment.
Note 7.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2020	2019
Senior Credit Facility
Revolver	$255,000	$—
Term Loan	—	175,000
Total Senior Credit Facility	255,000	175,000
5.625% Senior Notes	—	287,559
Total Senior Indebtedness	255,000	462,559
Less: Current maturities of long-term debt	—	(7,500)
Debt issuance costs	—	(2,114)
Total long-term debt, less current maturities	$255,000	$452,945
Senior Credit Facility
In March 2019, the Company entered into a Senior Credit Facility with a syndicate of banks, to among other things, i) expand the multi-currency revolving line of credit from $300 million to $400 million, ii) extend the maturity of the Company's Senior Credit Facility from May 2020 to March 2024 and iii) modify certain other provisions of the credit agreement including a reduction in pricing. The Senior Credit Facility was initially comprised of a $400 million revolving line of credit and a $200 million term loan. At August 31, 2020, there were $255 million borrowings under the revolving line of credit and no borrowings under the term loan. As of that date, $139.9 million was available for borrowing under the revolving line of credit.
The Senior Credit Facility also provides the option for future expansion, subject to certain conditions, through a $300 million accordion and/or a $200 million incremental term loan. Borrowings under the Senior Credit Facility bear interest at a variable rate based on LIBOR or a base rate, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 0.125% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee was payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage.
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction with the repayment, the Company expensed, within "Financing costs, net" in the Consolidated Statements of Operations, the remaining $0.6 million of associated capitalized debt issuance costs.
In order to reduce interest costs, in June 2020, the Company borrowed $295 million under the Senior Credit Facility revolving line of credit, which was used by the Company to redeem all of the outstanding Senior Notes plus accrued interest. In conjunction with the redemption of the Senior Notes, the Company expensed, within "Financing costs, net" in the Consolidated Statements of Operations, the remaining $1.0 million of associated capitalized debt issuance costs.
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
The Company was in compliance with all financial covenants at August 31, 2020. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), none of which remain outstanding. The Senior Notes included a call feature that allowed the Company to redeem them anytime on or after June 15, 2017 at stated redemption prices that reduced to 100% on June 15, 2020, plus accrued and unpaid interest. In order to reduce interest costs, in June 2020, the Company redeemed all of the outstanding Senior Notes at a price equal to 100% of the principal amount thereof, plus the settlement of accrued and unpaid interest.
Cash Paid for Interest
The Company made cash interest payments of $18.7 million, $26.3 million and $28.8 million in fiscal 2020, 2019 and 2018, respectively.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2020 and 2019 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of $0.2 million at August 31, 2020 and a net asset of less than $0.1 million at August 31, 2019. The fair value of the Company's interest rate swap (see Note 9, "Derivatives", for further information on the Company's interest rate swap) was a net liability of $0.1 million at August 31, 2020. The fair value of the foreign currency exchange and interest rate swaps contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy. The fair value of the Company’s outstanding Senior Notes was $291.5 million at August 31, 2019. The fair value of the Senior Notes was based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.
As discussed in Note 4, "Acquisitions", the Company acquired HTL Group and recorded the assets acquired and liabilities assumed at fair value, of which the most significant judgments were associated with intangible assets (including tradenames, customer relationships and patents) and property, plant and equipment. As discussed in Note 6, “Goodwill, Intangible Assets and Long-Lived Assets”, the Company recorded impairment on indefinite-lived tradenames and customer relationships in the fourth quarter of fiscal 2019. The fair value of the tradenames, customer relationships and patents acquired and/or impaired were determined utilizing generally accepted valuation techniques, specifically, forecasting future revenues and/or using a market royalty rate. The fair value of property, plant and equipment were also determined utilizing generally accepted valuation techniques, specifically utilizing an approach of assessing the replacement/reproduction cost of a new asset and adjusting for the asset's current physical deterioration. These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
Note 9.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $16.7 million and $13.3 million at August 31, 2020 and 2019, respectively. The fair value of outstanding foreign currency exchange contracts was an asset of $0.2 million at August 31, 2020 and an asset of less than $0.1 million at August 31,

2019. Net foreign currency (losses) gains (included in "Other (income) expense" in the Consolidated Statements of Operations) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2020	2019	2018
Foreign Currency (losses) gains	$(594)	$(292)	$249
The Company also used foreign currency forward exchange contracts to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar in the year ended August 31, 2020. The change in the value of foreign currency forward exchange contracts designated as net investment hedges are recorded in accumulated other comprehensive loss where they offset gains and losses recorded on our net investments where the entity has a non-U.S. dollar functional currency. As of August 31, 2020, the Company had no outstanding foreign currency forward exchange contracts designated as net investment hedges. The Company recorded through accumulated other comprehensive income (loss) a loss of $0.5 million for the year ended August 31, 2020 related to net investment hedges.
The Company is the fixed-rate payor on an interest rate swap contract that fixes the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carries a fixed rate of 0.259% and expires in August 2021. The swap agreement qualifies as a hedging instrument and has been designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a loss of $0.1 million, is recorded in accumulated other comprehensive loss ("AOCL") and recorded through accumulated other comprehensive income (loss). The Company expects to reclassify the loss of $0.1 million out of AOCL and into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding with terms matching the pay-fixed interest rate swap as of August 31, 2020 were $180.0 million.
Note 10.    Leases
The Company adopted ASC 842 on September 1, 2019 using a modified retrospective approach and as a result did not adjust prior periods. See Note 1, “Summary of Significant Accounting Policies” for further discussion of the adoption.
As of August 31, 2020, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have any financing leases during the year ended August 31, 2020. Our real estate leases are generally for office, warehouse and manufacturing facilities typically ranging in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Our equipment leases are generally for vehicles, manufacturing and IT equipment typically ranging in term from 3 to 7 years and may contain renewal options for periods up to one year at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
We determine if an arrangement contains a lease in whole or in part at the inception of the contract and identify classification of the lease as financing or operating. ROU assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. We account for the underlying operating lease asset at the individual lease level. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.
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
The Company considers contract modifications when there is a change to the contractual terms, scope of the lease or the consideration given. In the event the right to use an additional asset is granted and the lease payments associated with the additional asset are commensurate with the ROU asset’s standalone price, the modification is accounted for as a separate

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
contract and the original contract remains unchanged. In the event that a single lease is modified, the Company reassesses the classification of the modified lease as of the effective date of the modification based on the modified terms and accounts for initial direct costs, lease incentives and any other payments made to or by the Company in connection with the modification in the same manner that items would be accounted for in connection with a new lease. If there is an additional ROU asset included, the lease term is extended or reduced, or the consideration is the only change in the contract, the Company reallocates the remaining consideration in the contract and remeasures the lease liability using a discount rate determined at the effective date of the modification. The remeasured lease liability for the modified lease is an adjustment to the corresponding ROU asset and does not impact the Consolidated Statements of Operations. In the event of a full or partial termination, the carrying value of the ROU asset decreases on a basis proportionate to the full or partial termination and any difference between the reduction in the lease liability and the proportionate reduction of the ROU asset is recognized as a gain or loss at the effective date of the modification.
The Company elected not to recognize leases with the duration of less than one-year on its balance sheet and continues to expense such leases on a straight-line basis over the lease term.
The components of lease expense for the year ended August 31, 2020 were as follows (in thousands):

Year Ended August 31, 2020
Lease Cost:
Operating lease cost	$15,713
Short-term lease cost	1,508
Variable lease cost	2,244
Supplemental cash flow and other information related to leases were as follows (in thousands):

Year Ended August 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,768

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,727
Supplemental balance sheet information related to leases were as follows (in thousands):

August 31, 2020
Operating leases:
Other long-term assets	$48,733

Other current liabilities	11,870
Other long-term liabilities	38,079
Total operating lease liabilities	$49,949

Weighted Average Remaining Lease Term (in years):
Operating leases	7.6 years

Weighted Average Discount Rate:
Operating leases	4.4%

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2020 is as follows (in thousands):

Operating Leases
2021	$13,640
2022	9,798
2023	7,671
2024	6,161
2025	4,650
Thereafter	17,290
Total minimum lease payments	59,210
Less imputed interest	(9,261)
Present value of net minimum lease payments	$49,949
As of August 31, 2020, we have an additional operating lease of $1.6 million, for real estate, that has not yet commenced and therefore is not reflected on the consolidated balance sheet nor in the tables above. This operating lease commences in the year ending August 31, 2021 with a lease term of 5 years.
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
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2020	2019
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$47,400	$43,280
Interest cost	1,331	1,694
Actuarial loss	4,131	5,339
Benefits paid	(3,222)	(2,913)
Benefit obligation at end of year	$49,640	$47,400
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$40,412	$40,244
Actual return on plan assets	2,562	2,972
Company contributions	183	108
Benefits paid from plan assets	(3,222)	(2,912)
Fair value of plan assets at end of year	39,935	40,412
Funded status of the plans (underfunded)	$(9,705)	$(6,988)

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following table provides detail on the Company’s domestic net periodic benefit expense (in thousands):

	Year ended August 31,
	2020	2019	2018
Interest cost	$1,331	$1,694	$1,633
Expected return on assets	(1,770)	(2,208)	(2,668)
Amortization of actuarial loss	1,212	990	1,127
Net periodic benefit expense	$773	$476	$92
As of August 31, 2020 and 2019, $21.4 million and $16.1 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2021, $1.3 million of these actuarial losses are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2020	2019	2018
Assumptions for benefit obligations:
Discount rate	2.40%	2.90%	4.05%
Assumptions for net periodic benefit cost:
Discount rate	2.90%	4.05%	3.60%
Expected return on plan assets	4.60%	5.75%	7.00%
Prior to fiscal 2019, the Company focused on employing a total-return-on-investment approach for its pension plan assets whereby a mix of equity and fixed income investments were used to maximize the long-term return for plan assets, at prudent levels of risk. During fiscal 2019, the Company made a strategic decision to shift the focus to an objective to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. At this time, the plan portfolio is significantly invested in duration-matched fixed income securities, which aligns to the plan's asset investment mix of 70% fixed income securities and 30% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2020, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 4.20%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2020	%	2019	%
Cash and cash equivalents	$—	—%	$304	0.8%
Income receivable	55	0.1	—	—
Fixed income securities:
U.S. Treasury Securities	5,206	13.0	—	—
Corporate Bonds	—	—	5,127	12.7
Mutual funds	23,091	57.9	23,206	57.4
	28,297	70.9	28,333	70.1
Equity securities:
Mutual funds	11,583	29.0	11,775	29.1
Total plan assets	$39,935	100.0%	$40,412	100.0%
The fair value of mutual funds are based on unadjusted quoted market prices and therefore are classified as Level 1 within the fair value hierarchy under GAAP. U.S. Treasury Securities and Corporate Bonds are valued using Level 2 inputs, as defined in Note 8, “Fair Value Measurements.”
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $2.9 million for fiscal 2021 and $3.0 million per year for each of the next four years and $14.7 million in aggregate for the following five years. The Company made a contribution of $0.6 million to the U.S. pension plans in September of fiscal 2021.
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

	2020	2019
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$15,103	$13,056
Employer service costs	284	450
Interest cost	171	257
Actuarial (gain)/loss	(495)	2,594
Benefits paid	(300)	(421)
Plan amendments	—	89
Curtailments	(1,687)	(107)
Currency impact	1,221	(815)
Benefit obligation at end of year	$14,297	$15,103
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$8,118	$7,902
Actual return on plan assets	69	752
Company contributions	323	374
Benefits paid from plan assets	(300)	(421)
Currency impact	770	(489)
Fair value of plan assets at end of year	8,980	8,118
Funded status of the plans (underfunded)	$(5,317)	$(6,985)

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following table provides detail on the Company’s foreign net periodic benefit expense (in thousands):

	Year ended August 31,
	2020	2019	2018
Employer service costs	$284	$450	$440
Interest cost	171	257	278
Expected return on assets	(357)	(345)	(366)
Amortization of net prior service credit	(18)	(65)	(69)
Amortization of net loss	205	263	306
(Income) or cost of special events	(728)	(56)	18
Net periodic benefit (income) expense	$(443)	$504	$607

The weighted average discount rate utilized for determining the benefit obligation at August 31, 2020 and 2019 was 1.4% and 1.1%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 3.9%. During fiscal 2021, the Company anticipates contributing $0.2 million to these pension plans.
In fiscal 2020, the Company moved certain employees in a foreign pension plan into a multi-employer pension plan which triggered a curtailment. The curtailment resulted in a reduction to the projected benefit obligation of that plan of $1.7 million, of which $0.7 million was recorded as a component of Other (income) expense, net within the Consolidated Statements of Operations and the remaining $1.0 million was recorded through Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss).
Projected benefit payments to participants in the these foreign plans are $0.4 million for fiscal 2021, $0.3 million in each of the following four fiscal years and $1.9 million in aggregate for the following five years.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $2.4 million and $3.1 million at August 31, 2020 and 2019, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 6.5%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of $0.3 million and $0.1 million for the year ended August 31, 2020 and 2019, respectively and expense of $0.1 million for the year-ended August 31, 2018. Benefit payments from the plan are funded through participant contributions and Company contributions. Benefit payments are projected to be $0.2 million in fiscal 2021.
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
While contributions vary, the Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In response to the COVID-19 pandemic, the Company temporarily suspended its 401(k) match starting in May 2020, which has remained suspended. In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of the end of the plan year. The discretionary contribution has a three-year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2020. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of its Class A common stock and contributed into each eligible participant’s deferred compensation plan. In both fiscal 2019 and 2018 the Company contributed $0.1 million to eligible participants; no contributions were made in fiscal 2020. Expense recognized related to the 401(k) plan totaled $1.4 million, $2.7 million and $3.1 million for the year ended August 31, 2020, 2019 and 2018, respectively.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $1.3 million and $1.6 million obligation at August 31, 2020 and 2019,

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
respectively. Expense recognized for the SERP Plan was $0.3 million, $0.4 million and $0.3 million for fiscal 2020, 2019 and 2018, respectively.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation and restricted stock units vesting in order to provide future savings benefits. Eligibility is limited to employees that earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, a defined set of mutual funds, and/or, with respect to deferrals of restricted stock units, in Company common stock. The fixed income and mutual fund portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $15.7 million and $18.4 million are included in the consolidated balance sheets at August 31, 2020 and 2019, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $1.1 million, $1.4 million and $1.5 million for the years ended August 31, 2020, 2019 and 2018, respectively, for the non-funded return on participant deferrals. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Since no investment diversification is permitted within the trust, changes in fair value of Enerpac Tool Group common stock are not recognized.
Note 12.    Income Taxes
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2020	2019	2018
Currently payable:
Federal	$(35)	$(2,040)	$291
Foreign	10,004	9,370	9,223
State	142	1,347	358
	10,111	8,677	9,872
Deferred:
Federal	(7,791)	(400)	(1,143)
Foreign	(1,632)	2,172	5,807
State	1,604	208	(86)
	(7,819)	1,980	4,578
Income tax expense	$2,292	$10,657	$14,450

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Income tax expense from continuing operations recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	25.7%
State income taxes, net of Federal effect	(0.6)	(4.0)	(0.5)
Net effects of foreign tax rate differential and credits (1)	38.7	11.3	(12.2)
Domestic manufacturing deduction	—	—	(1.3)
Foreign branch currency losses	(0.4)	—	(2.1)
Compensation adjustment	6.6	4.4	7.0
Impairment and other divestiture charges (2)	3.3	19.3	39.1
Valuation allowance additions and releases (3)	(8.1)	3.9	20.3
Changes in liability for unrecognized tax benefits	(5.3)	4.1	(34.1)
U.S. tax reform, net impact (4)	(32.5)	(31.1)	2.4
Taxable liquidation of subsidiaries (5)	52.6	—	7.7
Foreign non-deductible expenses	7.4	16.2	12.0
Changes in tax rates	(9.0)	1.7	(1.4)
R&D credit, audits and adjustments (6)	(38.9)	4.8	15.3
Other items	(5.6)	5.3	(2.6)
Effective income tax rate	29.2%	56.9%	75.3%
(1) The Company generated $5.4 million, $2.6 million and $1.5 million of withholding tax expense for fiscal 2020, 2019 and 2018, respectively, and $4.0 million, $3.5 million and $13.3 million of foreign-derived tax credits, excluding the impact of tax reform for fiscal 2020, 2019 and 2018, respectively.
(2) Fiscal 2020, 2019 and 2018 pretax earnings include $(3.2) million, $22.8 million and $3.0 million, respectively, in impairment & divestiture (benefits) charges related to goodwill, intangible assets, tangible assets and the cumulative effect of foreign currency rate changes of which $0.3 million, $14.0 million and $0.7 million, respectively, are not deductible for income tax purposes.
(3) Incremental valuation allowances of $9.4 million and $1.7 million and $20.4 million were recorded in fiscal 2020, 2019 and 2018, respectively, due to uncertainty regarding realization of tax assets, which were offset by a reduction of $12.3 million, $2.9 million and $11.8 million of valuation allowances for fiscal 2020, 2019 and 2018, respectively. These amounts exclude valuation allowances against tax assets related to the tax reform.
(4) During fiscal 2020, legislative changes and additional guidance related to proposed foreign tax credit regulations resulted in adjustments of $(2.6) million related to the fiscal 2019 results.
(5) During fiscal 2020 and 2018, the Company generated a net expense of $4.1 million and $1.5 million, respectively, as a result of taxable liquidations of subsidiaries.
(6) During fiscal 2020, the Company generated $3.1 million of tax benefit related to R&D credits, audits and adjustments as compared to $0.9 million tax expense in fiscal 2019 and $2.9 million tax expense in fiscal 2018.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2020	2019
Deferred income tax assets:
Operating loss and tax credit carryforwards	$99,905	$88,198
Compensation related liabilities	5,941	7,752
Postretirement benefits	9,068	9,289
Inventory	1,793	629
Lease liabilities	10,526	—
Book reserves and other items	6,752	11,465
Total deferred income tax assets	133,985	117,333
Valuation allowance	(70,414)	(73,255)
Net deferred income tax assets	63,571	44,078
Deferred income tax liabilities:
Depreciation and amortization	(31,457)	(26,248)
Lease assets	(10,526)	—
Other items	(702)	(862)
Deferred income tax liabilities	(42,685)	(27,110)
Net deferred income tax asset (1)	$20,886	$16,968
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $22.6 million and $18.4 million for fiscal 2020 and 2019, respectively, is included in "Other long-term assets" and a liability of $1.7 million and $1.6 million for fiscal 2020 and 2019, respectively, is included in "Deferred income taxes".
The Company has $77.6 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2040. The Company also has $89.3 million of foreign loss carryforwards which are available to reduce certain future foreign tax liabilities. Approximately one-half of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2030. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2020	2019	2018
Beginning balance	$24,167	$24,359	$31,446
Increases based on tax positions related to the current year	869	2,169	2,599
Increase for tax positions taken in a prior period	304	1,422	359
Decrease for tax positions taken in a prior period	—	—	(349)
Decrease due to lapse of statute of limitations	(2,334)	(3,212)	(9,163)
Decrease due to settlements	—	(324)	—
Changes in foreign currency exchange rates	199	(247)	(533)
Ending balance	$23,205	$24,167	$24,359
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2020, 2019 and 2018, the Company recognized $4.5 million, $3.7 million and $3.0 million, respectively, for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2010. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $1.7 million throughout fiscal 2021.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of $2.4 million would have been necessary as of August 31, 2020.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Earnings (loss) before income taxes from continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2020	2019	2018
Domestic	$(9,058)	$(715)	$5,337
Foreign	16,907	19,439	13,859
	$7,849	$18,724	$19,196
Both domestic and foreign pre-tax earnings from continuing operations are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2020, domestic and foreign earnings included non-cash impairment and other divestiture benefits of $(2.6) million and $(0.6) million, respectively. In fiscal 2019, domestic and foreign earnings included non-cash impairment and other divestiture costs of $9.0 million and $13.8 million, respectively. In fiscal 2018, foreign earnings included $3.0 million of non-cash impairment & divestiture charges. Over 75% of pre-tax earnings from continuing operations (excluding impairment & other divestiture charges) were generated in foreign jurisdictions with tax rates different than the U.S. federal income tax rate.
Cash paid for income taxes, net of refunds, totaled $13.2 million, $15.4 million and $(1.5) million (refund) during the years ended August 31, 2020, 2019 and 2018, respectively.
Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2020 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 82,593,945 and 59,794,715 shares were issued and outstanding, respectively; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. During the year ended August 31, 2020, the Company repurchased 1,343,662 shares for $27.5 million. At August 31, 2020, cumulative shares repurchased under these authorizations totaled 22,799,230, leaving 5,200,770 shares authorized for future buy backs.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended August 31,
	2020	2019	2018
Numerator:
Net earnings from continuing operations	$5,557	$8,067	$4,746
Net loss from discontinued operations	(4,834)	(257,212)	(26,394)
Net earnings (loss)	723	(249,145)	(21,648)
Denominator:
Weighted average common shares outstanding - basic	59,952	61,151	60,441
Net effect of dilutive securities - stock based compensation plans	317	456	587
Weighted average common shares outstanding - diluted	60,269	61,607	61,028

Earnings per common share from continuing operations:
Basic	$0.09	$0.13	$0.08
Diluted	$0.09	$0.13	$0.08

Loss per common share from discontinued operations:
Basic	$(0.08)	$(4.21)	$(0.44)
Diluted	$(0.08)	$(4.18)	$(0.43)

Loss per common share:
Basic	$0.01	$(4.07)	$(0.36)
Diluted	$0.01	$(4.04)	$(0.35)

Anti-dilutive securities- stock based compensation plans (excluding from earnings per share calculation)	1,532	1,239	1,477
Note 14.    Stock Plans
Share based awards may be granted to key employees and directors under the Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (the “Plan”). At August 31, 2020, 4,325,000 shares of Class A common stock were authorized for issuance under the Plan plus an additional 1,800,000 shares being registered to cover shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of existing awards under our previously registered stock plans. At August 31, 2020, 2,362,855 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to 2017 generally have similar vesting provisions as options while grants thereafter generally vest in equal installments over a three-year period. The Performance Shares include a three-year performance period, with vesting based 50% on achievement of an absolute free cash flow conversion target and 50% on the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrial index. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of restricted stock units and performance shares activity during fiscal 2020 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2019	1,280,826	$23.87
Granted	460,800	24.10
Forfeited	(85,750)	23.29
Vested	(669,755)	23.77
Outstanding on August 31, 2020	986,121	$24.10
A summary of stock option activity during fiscal 2020 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2019	1,606,543	$25.88
Granted	—	—
Exercised	(145,113)	19.77
Forfeited	—	—
Expired	(6,389)	35.68
Outstanding on August 31, 2020	1,455,041	$26.45	3.5	*
Exercisable on August 31, 2020	1,323,188	$26.55	3.3	*
*At August 31, 2020, all outstanding options had a strike price that was higher than the value of the Company's stock, therefore the aggregate intrinsic value was $0.
Intrinsic value is the difference between the market value of the stock at August 31, 2020 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the total intrinsic value of options exercised and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2020	2019	2018
Intrinsic value of options exercised	$803	$429	5,284
Cash receipts from exercise of options	2,631	1,404	15,140
The Company generally records compensation expense over the vesting period for restricted stock unit awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 8% for the year ended August 31, 2020 and 10% for both years ended August 31, 2019 and 2018. The fair value of Performance Shares with market vesting conditions is determined utilizing a Monte Carlo simulation model. Stock based compensation expense is determined using a binomial pricing model for options, however there were no options granted in fiscal 2020, 2019 or 2018.
As of August 31, 2020, there was $13.6 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock, restricted stock units and performance shares, which will be recognized over a weighted average period of 1.8 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2020 and 2019 was $18.2 million and $11.9 million, respectively.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2020	2019	2018
Net Sales by Reportable Segment & Product Line
Industrial Tools & Services Segment
Product	$341,470	$433,703	$439,405
Service & Rental	113,393	175,812	151,680
	454,863	609,515	591,085

Other Operating Segment	38,429	45,243	50,218
	$493,292	$654,758	$641,303

Operating Profit (Loss)
Industrial Tools & Services	$65,549	$101,411	$99,432
Other Operating Segment	(3,420)	(11,821)	(5,690)
General Corporate	(37,948)	(42,076)	(43,536)
	$24,181	$47,516	$50,206

Depreciation and Amortization:
Industrial Tools & Services	$14,854	$14,762	$15,301
Other Operating Segment	3,620	3,408	3,122
General Corporate	2,246	2,047	1,982
	$20,720	$20,217	$20,405

Capital Expenditures:
Industrial Tools & Services	$7,282	$9,945	$7,799
Other Operating Segment	2,625	3,917	1,295
General Corporate	2,146	1,061	1,927
	$12,053	$14,923	$11,021

	August 31,
	2020	2019
Assets:*
Industrial Tools & Services	$592,086	$553,615
Other Operating Segment	61,105	54,484
General Corporate	171,103	230,597
	$824,294	$838,696
*Excludes "Assets from discontinued operations" as of August 31, 2019.
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment and divestiture charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, property, plant, and equipment, ROU assets (year ended August 31, 2020), capitalized debt issuance costs and deferred income taxes.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize net sales and property, plant and equipment by geographic region (in thousands):

	Year Ended August 31,
	2020	2019	2018
Net Sales:
United States	$185,279	$249,644	$236,036
Germany	24,401	26,445	30,643
United Kingdom	24,033	30,127	35,388
Saudi Arabia	19,787	21,625	20,749
Australia	19,332	25,749	30,796
Brazil	16,413	18,779	17,900
Canada	15,924	18,686	20,172
China	15,058	18,548	19,239
All other	173,065	245,155	230,380
	$493,292	$654,758	$641,303

	August 31,
	2020	2019
Property, Plant and Equipment, net:
United States	$21,410	$21,047
China	12,248	12,179
United Kingdom	9,654	2,983
UAE	7,525	8,734
Netherlands	2,546	2,720
Kazakhstan	2,052	2,635
Brazil	1,784	2,851
Spain	1,705	1,244
All other	2,481	2,336
	$61,405	$56,729
The Company’s largest customer accounted for approximately 3.0% of sales in each of the last three fiscal years. Export sales from domestic operations were 7.3%, 7.4% and 7.9% of total net sales from continuing operations in fiscal 2020, 2019 and 2018, respectively.
Note 16.    Commitments and Contingencies
The Company had outstanding letters of credit of $11.9 million and $18.2 million at August 31, 2020 and 2019, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, breaches of contract, employment, personal injury and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable a loss has been incurred and can be reasonably estimated. The Company maintains a policy to exclude from such reserves an estimate of legal defense costs. In the opinion of management, resolution of these contingencies is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at August 31, 2020 was $6.9 million associated with monthly payments extending to fiscal 2025.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
Additionally, the Company self-disclosed in fiscal 2019 the sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable sanctions laws in that country and the European Union. The investigation by authorities in the Netherlands is ongoing and also may result in penalties. At this time, the Company cannot predict when the investigation will be completed or reasonably estimate what penalties, if any, will be assessed. While there can be no assurance of the ultimate outcome of the Netherlands investigation, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows.
Note 17.     Quarterly Financial Data (Unaudited)
Quarterly financial data for fiscal 2020 and fiscal 2019 is as follows:

	Year to date August 31, 2020
	First	Second	Third	Fourth	Total
Net sales	$146,674	$133,386	$101,879	$111,353	$493,292
Gross profit	68,688	62,093	41,947	44,465	217,193
Net earnings (loss) from continuing operations	6,372	3,918	(4,930)	197	5,557
Net earnings (loss) per share from continuing operations:
Basic	$0.11	$0.07	$(0.08)	$0.00	$0.09
Diluted	$0.11	$0.06	$(0.08)	$0.00	$0.09

	Year to date August 31, 2019
	First	Second	Third	Fourth	Total
Net sales	$158,551	$159,788	$178,095	$158,324	$654,758
Gross profit	70,312	71,316	81,954	69,070	292,652
Net (loss) earnings from continuing operations	(16,423)	765	26,858	(3,133)	8,067
Net (loss) earnings per share from continuing operations:
Basic	$(0.27)	$0.01	$0.44	$(0.05)	$0.13
Diluted	$(0.27)	$0.01	$0.43	$(0.05)	$0.13
The total of the individual quarters may not equal the annual or year-to-date total due to rounding.
During the year ended August 31, 2020, the Company recognized an impairment and divestiture benefit of $3.2 million of which $1.4 million was recorded in the first quarter, $0.8 million in the second quarter, $1.4 million in the third quarter and a charge of $0.4 million in the fourth quarter (see Note 5, "Discontinued Operations and Other Divestiture Activities").
During the year ended August 31, 2019, the Company recognized impairment and divestiture charges of $22.8 million of which $23.5 million was recorded in the first quarter, $6.1 million in the second quarter, a benefit of $13.0 million in the third quarter and a charge of $6.2 million in the fourth quarter (see Note 5, "Discontinued Operations and Other Divestiture Activities").

ENERPAC TOOL GROUP CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2020	$5,141	$682	$(1)	$(726)	$(105)	$4,991
August 31, 2019	4,958	1,114	—	(833)	(98)	5,141
August 31, 2018	10,488	(1,732)	76	(3,571)	(303)	4,958

Valuation allowance—Income taxes
August 31, 2020	$73,255	$9,383	$—	$(12,337)	$113	$70,414
August 31, 2019	32,426	43,693	—	(2,864)	—	73,255
August 31, 2018	16,758	27,504	—	(11,836)	—	32,426

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded HTL Group from its assessment of internal control over financial reporting as of August 31, 2020 because it was acquired by the Company in a business purchase combination during fiscal 2020. Total assets and total revenues from the acquired HTL Group business represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2020. Based on this evaluation, excluding HTL Group, the Company’s management has concluded that, as of August 31, 2020, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of August 31, 2020, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 2021 (the “2021 Annual Meeting Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the “Other Information—Delinquent Section 16(a) Reports” section in the Company’s 2021 Annual Meeting Proxy Statement. Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2021 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters,” “Executive Compensation” and "Non-Employee Director Compensation" sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2021 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2021 Annual Meeting Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2021 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2021 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:
1.   Consolidated Financial Statements
See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(f) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.2 of the Registrant's Form 8-K filed on July 31, 2020

4.1	Description of Registered Securities		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Senior Credit Facility Agreement, dated March 29, 2019, between Actuant Corporation, the foreign subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A., SunTrustBank, and PNC Bank, National Association, as Co-Syndication Agents and BMO Harris Bank, N.A., as Documentation Agent.	Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2019

10.2*	Outside Directors’ Deferred Compensation Plan (conformed through the second amendment)	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.3*	Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Non-Qualified Deferred Compensation Plan (conformed through the first amendment)		X

10.5*	2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Definitive Proxy Statement, dated December 4, 2009

10.6*	(a) 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 5, 2016

	(b) First Amendment to the 2017 Omnibus Incentive Plan	Exhibit A to the Registrant's Definitive Proxy Statement dated December 4, 2017

10.7**	2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.8*	(a) Amended and Restated 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.9*	Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.10*	Senior Officer Severance Plan	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2019

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.11*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

10.12*	Form of Amended and Restated Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

10.13*	Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.14*	(a) Form of NQSO Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15*	(a) Form RSA Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16*	(a) Form of RSU Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.17*	(a) Form RSA Award (Director) under the 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.18*	(a) Form of RSU Award (Director) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.19*	(a) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.20*	Offer letter dated February 24, 2016 between Actuant Corporation and Randal W. Baker	Exhibit 10.1 to the Registrant's Form 8-K filed on March 1, 2016

10.21*	Offer Letter by and between Actuant Corporation and Rick T. Dillon	Exhibit 10.1 to Registrant's Form 8-K filed on November 18, 2016

10.22*	Offer letter by and between Actuant Corporation and John Jeffery Schmaling dated January 18, 2018	Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 28, 2018.

10.23*	Offer letter by and between Actuant Corporation and Fabrizio R. Rasetti dated April 12, 2018	Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended May 31, 2018.

10.24*	Retention Incentives Agreement, dated as of April 11, 2019, between Actuant Corporation and Roger A. Roundhouse	Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended May 31, 2019

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

21	Subsidiaries of the Registrant		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
101	The following materials from the Enerpac Tool Group Corp. Form 10-K for the year ended August 31, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)		X
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERPAC TOOL GROUP CORP. (Registrant)

By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 26, 2020
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

Signature	Title

/s/ RANDAL W. BAKER	President and Chief Executive Officer, Director
Randal W. Baker

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ JUDY ALTMAIER	Director
Judy Altmaier

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ RICK T. DILLON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Rick T. Dillon

/s/ BRYAN R. JOHNSON	Vice President of Finance and Principal Accounting Officer
Bryan R. Johnson
* Each of the above signatures is affixed as of October 26, 2020.