Form 10-Q
period 2020-11-30
ENERPAC TOOL GROUP CORP
filed 2021-01-05
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 31, 2020 was 59,871,068.

Table of Contents

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS
This quarterly report on Form 10-Q contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include statements regarding expected financial results and other planned events, including, but not limited to, anticipated liquidity, anticipated restructuring costs and related savings, anticipated future charges and anticipated capital expenditures. Words such as “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:
•the extent to which the COVID-19 pandemic continues to impact our employees, operations, customers and suppliers;
•further deterioration of, or instability in, the domestic and international economy;
•decreased demand from customers in the oil & gas industry as a result of significant volatility in oil prices resulting from disruptions in the oil markets;
•the continuation of challenging conditions in our various end markets;
•potential increases in the costs of commodities and raw materials, or substantial decreases in their availability;
•uncertainty over global tariffs, or the financial impact of tariffs;
•a material disruption at a significant manufacturing facility;
•heavy reliance on suppliers for components used in the manufacture and sale of our products, including a supply chain interruption due to the COVID-19 pandemic or political tensions;
•competition in the markets we serve;
•currency exchange rate fluctuations, export and import restrictions, transportation disruptions or shortages, and other risks inherent in our international operations;

•regulatory and legal developments;
•litigation, including product liability and warranty claims;
•failure to develop new products and the extent of market acceptance of new products;
•our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;
•the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, businesses that we sell;
•if the operating performance of our businesses were to fall significantly below normalized levels, the potential for a non-cash impairment charge of goodwill and/or other intangible assets, as they represent a substantial amount of our total assets;
•our ability to comply with the covenants in our debt agreements and fluctuations in interest rates;
•our ability to attract, develop, and retain qualified employees;
•a significant failure in our information technology (IT) infrastructure, such as unauthorized access to financial and other sensitive data or cybersecurity threats;
•inadequate intellectual property protection or infringement of the intellectual property of others; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 26, 2020.
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2020	2019
Net sales	$119,430	$146,674
Cost of products sold	64,166	77,986
Gross profit	55,264	68,688

Selling, administrative and engineering expenses	43,710	51,831
Amortization of intangible assets	2,136	1,872
Restructuring charges	210	1,972
Impairment & divestiture charges (benefit)	139	(1,356)
Operating profit	9,069	14,369
Financing costs, net	1,716	6,729
Other expense, net	273	318
Earnings before income tax expense	7,080	7,322
Income tax expense	2,258	950
Net earnings from continuing operations	4,822	6,372
Loss from discontinued operations, net of income taxes	(224)	(4,251)
Net earnings	$4,598	$2,121

Earnings per share from continuing operations
Basic	$0.08	$0.11
Diluted	$0.08	$0.11

Loss per share from discontinued operations
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Earnings per share
Basic	$0.08	$0.04
Diluted	$0.08	$0.03

Weighted average common shares outstanding
Basic	59,811	60,081
Diluted	60,092	60,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2020	2019
Net earnings	$4,598	$2,121
Other comprehensive income, net of tax
Foreign currency translation adjustments	1,400	8,492
Recognition of foreign currency translation losses from divested businesses	—	51,994
Pension, other postretirement benefit plans, and cash flow hedges	229	441
Total other comprehensive income, net of tax	1,629	60,927
Comprehensive income	$6,227	$63,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2020	August 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$158,568	$152,170
Accounts receivable, net	90,531	84,170
Inventories, net	70,701	69,171
Other current assets	38,015	35,621
Total current assets	357,815	341,132
Property, plant and equipment, net	60,219	61,405
Goodwill	280,977	281,154
Other intangible assets, net	60,097	62,382
Other long-term assets	79,467	78,221
Total assets	$838,575	$824,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$46,954	$45,069
Accrued compensation and benefits	18,222	17,793
Income taxes payable	2,557	1,937
Other current liabilities	41,971	40,723
Total current liabilities	109,704	105,522
Long-term debt, net	255,000	255,000
Deferred income taxes	1,707	1,708
Pension and postretirement benefit liabilities	19,507	20,190
Other long-term liabilities	84,711	82,648
Total liabilities	470,629	465,068
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,624,955 and 82,593,945 shares, respectively	16,525	16,519
Additional paid-in capital	195,979	193,492
Treasury stock, at cost, 22,799,230 shares	(667,732)	(667,732)
Retained earnings	922,269	917,671
Accumulated other comprehensive loss	(99,095)	(100,724)
Stock held in trust	(2,643)	(2,562)
Deferred compensation liability	2,643	2,562
Total shareholders' equity	367,946	359,226
Total liabilities and shareholders’ equity	$838,575	$824,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2020	2019
Operating Activities
Net earnings	$4,598	$2,121
Less: Net loss from discontinued operations	(224)	(4,251)
Net earnings from continuing operations	4,822	6,372
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges (benefit), net of tax effect	139	(1,095)
Depreciation and amortization	5,458	4,779
Stock-based compensation expense	2,581	2,820
Benefit for deferred income taxes	(264)	(522)
Amortization of debt issuance costs	120	896
Other non-cash charges	226	83
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(6,268)	3,151
Inventories	(1,387)	(5,767)
Trade accounts payable	1,847	(6,086)
Prepaid expenses and other assets	(6,297)	(6,167)
Income tax accounts	2,466	(5,260)
Accrued compensation and benefits	379	(1,617)
Other accrued liabilities	5,070	4,318
Cash provided by (used in) operating activities - continuing operations	8,892	(4,095)
Cash used in operating activities - discontinued operations	(225)	(18,832)
Cash provided by (used in) operating activities	8,667	(22,927)

Investing Activities
Capital expenditures	(1,905)	(3,187)
Proceeds from sale of property, plant and equipment	47	162
Proceeds from sale of business, net of transaction costs	—	8,726
Cash (used in) provided by investing activities - continuing operations	(1,858)	5,701
Cash provided by investing activities - discontinued operations	—	207,641
Cash (used in) provided by investing activities	(1,858)	213,342

Financing Activities
Principal repayment on term loan	—	(175,000)
Borrowings on revolving credit facility	10,000	100,000
Principal repayments on revolving credit facility	(10,000)	(100,000)
Purchase of treasury shares	—	(17,805)
Taxes paid related to the net share settlement of equity awards	(275)	(2,638)
Stock option exercises & other	101	2,640
Payment of cash dividend	(2,394)	(2,419)
Cash used in financing activities - continuing operations	(2,568)	(195,222)
Cash provided by financing activities - discontinued operations	750	—
Cash used in financing activities	(1,818)	(195,222)

Effect of exchange rate changes on cash	1,407	436
Net increase (decrease) in cash and cash equivalents	6,398	(4,371)
Cash and cash equivalents - beginning of period	152,170	211,151
Cash and cash equivalents - end of period	$158,568	$206,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. ("Company") is a premier industrial tools and services company serving a broad and diverse set of customers in more than 100 countries. The Company has two operating segments, Industrial Tools & Service ("IT&S") and Other, with the IT&S segment representing the only reportable segment.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2020 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2020 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2021. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact, the global economy. The Company's operating results and financial position will be subject to the general economic conditions created by the pandemic, and the timing and extent to which the pandemic will ultimately impact the Company's business will depend on future developments, including the timing and effectiveness of vaccines in minimizing its negative effects on macroeconomic conditions, which still remain uncertain.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which adds an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model. This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash. Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized, which will result in more timely loss recognition. The guidance is intended to reduce complexity by decreasing the number of credit impairment models. The Company adopted the guidance on September 1, 2020 using the modified retrospective approach and there was no impact to the financial statements as a result of the adoption.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through December 31, 2022. The Company has not utilized any of the optional expedients or exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The guidance is effective for the Company in the first quarter of fiscal 2022 with early adoption permitted. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2020	August 31, 2020
Foreign currency translation adjustments	$74,496	$75,896
Pension and other postretirement benefit plans, net of tax	24,545	24,750
Unrecognized losses on cash flow hedges	54	78
Accumulated other comprehensive loss	$99,095	$100,724

Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	November 30, 2020	August 31, 2020
Land, buildings and improvements	$34,139	$33,548
Machinery and equipment	134,979	134,536
Gross property, plant and equipment	169,118	168,084
Less: Accumulated depreciation	(108,899)	(106,679)
Property, plant and equipment, net	$60,219	$61,405
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2020	2019
Revenues recognized at point in time	$86,780	$104,812
Revenues recognized over time	32,650	41,862
Total	$119,430	$146,674
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2020	August 31, 2020
Receivables, which are included in accounts receivable, net	$90,531	$84,170
Contract assets, which are included in other current assets	5,108	6,145
Contract liabilities, which are included in other current liabilities	3,193	2,145
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $5.0 million at both November 30, 2020 and August 31, 2020.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2020, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.2 million will be recognized in net sales from satisfying those performance obligations within the next twelve months, with an immaterial amount recognized in periods after.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (Industrial Tools & Service ("IT&S") segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Restructuring charges associated with this plan were $0.1 million and $1.5 million in the three months ended November 30, 2020 and 2019, respectively.
The following summarizes restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Three Months Ended November 30, 2020
	Industrial Tools & Services	Corporate
Balance as of August 31, 2020	$1,443	$267
Restructuring charges	66	—
Cash payments	(432)	(229)
Impact of changes in foreign currency rates	(4)	—
Balance as of November 30, 2020	$1,073	$38

	Three Months Ended November 30, 2019
	Industrial Tools & Services	Corporate
Balance as of August 31, 2019	$2,912	$—
Restructuring charges	1,230	235
Cash payments	(1,851)	(1)
Other non-cash uses of reserve (1)	(39)	(226)
Impact of changes in foreign currency rates	2	—
Balance as of November 30, 2019	$2,254	$8
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.
Total restructuring charges (inclusive of the Other segment) were $0.2 million for the three months ended November 30, 2020, being reported in "Restructuring charges."
Restructuring expenses related to Cortland U.S. (Other segment) were $0.1 million and $0.5 million in the three months ended November 30, 2020 and 2019, respectively. Restructuring reserves for Cortland U.S. were $0.2 million and $0.4 million as of November 30, 2020 and August 31, 2020, respectively.
Note 4. Acquisitions
On January 7, 2020, the Company acquired 100% of the stock of HTL Group ("HTL"), a provider of controlled bolting products, calibration and repair services, and tool rental services. The tuck-in acquisition of HTL provided the Company with a complete line of bolting products and enhanced our European rental capabilities. The Company acquired all of the assets and assumed certain liabilities of HTL for a final purchase price of $33.3 million. The final purchase price allocation resulted in $11.3 million of goodwill (which is not deductible for tax purposes), $16.1 million of intangible assets, and $6.7 million of property, plant and equipment. The intangible assets were comprised of $3.3 million of indefinite-lived tradenames, $12.1 million of amortizable customer relationships and $0.7 million of amortizable patents. The impact on the remaining balance sheet line items was not material.
This acquisition generated net sales of $2.4 million for the three months ended November 30, 2020, which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.
Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a sales price of $215.8 million, inclusive of $1.3 million of purchase price from the customary finalization of working capital negotiations in the third quarter of fiscal 2020. Approximately $3.0 million of the purchase price was paid in four equal quarterly installments after closing, of which the last $0.7 million was received in the three months ended November 30, 2020 (this final payment was received greater than one year from the divestiture date and, as such, is reflected in "Cash provided by financing activities - discontinued operations" within the Condensed Consolidated Statements of Cash Flows). In connection with the completion of the sale in the three months ended November 30, 2019, the Company recorded a net loss of $4.2 million, comprised of a loss of $22.4 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the year, largely offset by an income tax benefit of $18.2 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized an additional $3.3 million of impairment & divestiture costs in the three months ended November 30, 2019 associated with the accelerated vesting of restricted stock awards for employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction. The Company maintains financial exposure associated with this divestiture due to certain retained liabilities.
As the aforementioned divestiture was a part of our strategic shift to become a pure-play industrial tools and services company, the results of their operations (including the stated impairment & divestiture charges) are recorded as a component of "Loss from discontinued operations" in the Condensed Consolidated Statements of Operations for all periods presented.

The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended November 30,
	2020	2019*
Net sales	$—	$67,010
Cost of products sold	—	49,749
Gross profit	—	17,261

Selling, administrative and engineering expenses	295	10,832
Amortization of intangible assets	—	—
Restructuring benefit	—	(11)
Impairment & divestiture charges	—	28,416
Operating loss	(295)	(21,976)
Financing costs, net	—	14
Other income	—	(104)
Loss before income tax benefit	(295)	(21,886)
Income tax benefit	(71)	(17,635)
Net loss from discontinued operations	$(224)	$(4,251)
* "Loss from discontinued operations, net of income taxes" for the three months ended November 30, 2019 presented in the table above includes the results of the EC&S segment for the two months ended October 31, 2019 (the divestiture date) as well as the ancillary impacts from certain retained liabilities subsequent to the divestiture. As a result of the classification of the segment as assets and liabilities held for sale for the two months ended October 31, 2019, the Company did not record amortization or depreciation expense in the results of operations in accordance with U.S. GAAP. Furthermore, the Company excluded EC&S segment employees from the fiscal 2020 bonus compensation plan, hence there are no expenses associated with the plan for that period.
Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment) for initial net cash proceeds of $6.0 million, which resulted in an impairment & divestiture benefit of $4.6 million in the three months ended November 30, 2019. In March 2020, the buyer of the UNI-LIFT product line extended a long-term supply agreement with a significant customer. Pursuant to the divestiture agreement, this action triggered the requirement for the buyer to pay $1.5 million of contingent proceeds, which was received by the Company in the three months ended May 31, 2020 and recorded as an "Impairment & divestiture benefit" within the Condensed Consolidated Statements of Operations in that period.
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company recorded impairment & divestiture charges of $4.6 million in the three months ended November 30, 2019, comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the anticipated proceeds less costs to sell, $1.9 million associated with our requirement to withdraw from the multi-employer pension plan associated with that business and $0.2 million of other divestiture related charges. The Company completed the divestiture of the Milwaukee Cylinder business on December 2, 2019 for a negligible amount.
The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $2.9 million in the three months ended November 30, 2019) are not material to the condensed consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.3 million in the three months ended November 30, 2019. The historical results of the Connectors product line (which had net sales of $0.2 million in the three months ended November 30, 2019) are not material to the condensed consolidated financial results.
The Company modified estimates on outstanding legal matters associated with previously divested businesses and recorded a net impairment & divestiture charge of $0.1 million in the three months ended November 30, 2020.

Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2020 are as follows (in thousands):

	Industrial Tools & Services	Other	Total
Balance as of August 31, 2020	$263,537	$17,617	$281,154
Impact of changes in foreign currency rates	(176)	(1)	(177)
Balance as of November 30, 2020	$263,361	$17,616	$280,977
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2020			August 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$141,657	$108,358	$33,299	$141,853	$106,491	$35,362
Patents	12	14,350	13,361	989	14,365	13,228	1,137
Trademarks and tradenames	12	3,264	2,275	989	3,277	2,257	1,020
Indefinite lived intangible assets:
Tradenames	N/A	24,820	—	24,820	24,863	—	24,863
		$184,091	$123,994	$60,097	$184,358	$121,976	$62,382
The Company estimates that amortization expense will be $6.0 million for the remaining nine months of fiscal 2021. Amortization expense for future years is estimated to be: $7.3 million in fiscal 2022, $5.8 million in fiscal 2023, $4.2 million in fiscal 2024, $3.4 million in fiscal 2025, $2.0 million in fiscal 2026 and $6.5 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the three months ended November 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended November 30,
	2020	2019
Beginning balance	$892	$1,145
Provision for warranties	464	211
Warranty payments and costs incurred	(399)	(206)
Impact of changes in foreign currency rates	2	(25)
Ending balance	$959	$1,125

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2020	August 31, 2020
Senior Credit Facility
Revolver	$255,000	$255,000
Term Loan	—	—
Total Senior Credit Facility	255,000	255,000
Less: Current maturities of long-term debt	—	—
Debt issuance costs	—	—
Total long-term debt, less current maturities	$255,000	$255,000
Senior Credit Facility
In March 2019, the Company entered into a Senior Credit Facility with a syndicate of banks to, among other things, (i) expand the multi-currency revolving line of credit from $300 million to $400 million, (ii) extend the maturity of the Company's Senior Credit Facility from May 2020 to March 2024 and (iii) modify certain other provisions of the credit agreement including a reduction in pricing. The Senior Credit Facility is comprised of a $400 million revolving line of credit and previously provided for a $200 million term loan. At November 30, 2020, there were $255.0 million of borrowings under the revolving line of credit and no borrowings under the term loan. As of that date, $139.9 million was available for borrowing under the revolving line of credit.
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
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction with the repayment, the Company expensed, within, “Financing costs, net” in the Condensed Consolidated Statements of Operations, the remaining $0.6 million of associated capitalized debt issuance costs.
The Senior Credit Facility contains two financial covenants, which are a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. Certain transactions lead to adjustments to the underlying ratios, including an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition. The sale of the EC&S segment triggered a reduction of the minimum interest coverage ratio from 3.5 to 3.0 for any fiscal quarter ending within twelve months after the sale of the EC&S segment. In April 2020, the Company proactively amended its Senior Credit Facility to extend the interest coverage ratio at 3.0 for an additional 12 months through October 2021 to mitigate risks associated with the potential impact of the COVID-19 pandemic.
The Company was in compliance with all financial covenants at November 30, 2020. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which $0.0 million remained outstanding as of November 30, 2020. The Senior Notes included a call feature that allowed the Company to redeem them anytime on or after June 15, 2017 at stated redemption prices that reduced to 100% on June 15, 2020, plus accrued and unpaid interest. In order to reduce interest costs, in June 2020, the Company redeemed all of the outstanding Senior Notes at a price equal to 100% of the principal amount thereof, plus the settlement of accrued and unpaid interest.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2020 and August 31, 2020 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and $0.2 million at November 30, 2020 and August 31, 2020, respectively. The fair value of the Company's interest rate swap (see Note 10, “Derivatives”, for further information on the Company's interest rate swap) was a net liability of $0.1 million at both November 30, 2020 and August 31, 2020. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $16.5 million and $16.7 million at November 30, 2020 and August 31, 2020, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and $0.2 million at November 30, 2020 and August 31, 2020, respectively. Net foreign currency loss (included in "Other expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended November 30,
	2020	2019
Foreign currency loss, net	$(49)	$(270)
The Company is the fixed-rate payor on an interest rate swap contract that fixes the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carries a fixed rate of 0.259% and expires in August 2021. The swap agreement qualifies as a hedging instrument and has been designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of less than $0.1 million for the three months ended November 30, 2020 , is recorded in accumulated other comprehensive loss ("AOCL") and recorded through accumulated other comprehensive income (loss). The Company expects to reclassify the loss of $0.1 million out of AOCL and into earnings during the remainder of the fiscal year. The Company’s LIBOR-based variable rate borrowings outstanding with terms matching the pay-fixed interest rate swap as of November 30, 2020 and August 31, 2020 were $180.0 million.
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of November 30, 2020, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company did not repurchase shares in the three months ended November 30, 2020. The Company repurchased 839,789 shares for $17.8 million during the three months ended November 30, 2019.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2020	2019
Numerator:
Net earnings from continuing operations	$4,822	$6,372
Net loss from discontinued operations	(224)	(4,251)
Net earnings	$4,598	$2,121

Denominator:
Weighted average common shares outstanding - basic	59,811	60,081
Net effect of dilutive securities - stock based compensation plans	281	520
Weighted average common shares outstanding - diluted	60,092	60,601

Earnings per common share from continuing operations:
Basic	$0.08	$0.11
Diluted	$0.08	$0.11

Loss per common share from discontinued operations:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Earnings per common share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.03

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,490	1,068

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2020	82,594	$16,519	$193,492	$(667,732)	$917,671	$(100,724)	$(2,562)	$2,562	$359,226
Net earnings	—	—	—	—	4,598	—	—	—	4,598
Other comprehensive income, net of tax	—	—	—	—	—	1,629	—	—	1,629
Stock contribution to employee benefit plans and other	6	1	100	—	—	—	—	—	101
Restricted stock awards	20	4	(4)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,581	—	—	—	—	—	2,581
Tax effect related to net share settlement of equity awards	—	—	(275)	—	—	—	—	—	(275)
Stock issued to, acquired for and distributed from rabbi trust	5	1	85	—	—	—	(81)	81	86
Balance at November 30, 2020	82,625	$16,525	$195,979	$(667,732)	$922,269	$(99,095)	$(2,643)	$2,643	$367,946

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2019 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
Net earnings	—	—	—	—	2,121	—	—	—	2,121
Other comprehensive income, net of tax	—	—	—	—	—	60,927	—	—	60,927
Stock contribution to employee benefit plans and other	6	1	130	—	—	—	—	—	131
Restricted stock awards	190	38	(38)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(17,805)	—	—	—	—	(17,805)
Stock based compensation expense	—	—	6,537	—	—	—	—	—	6,537
Stock option exercises	128	26	2,483	—	—	—	—	—	2,509
Tax effect related to net share settlement of equity awards	—	—	(2,638)	—	—	—	—	—	(2,638)
Stock issued to, acquired for and distributed from rabbi trust	5	1	85	—	—	—	(87)	87	86
Adoption of accounting standards	—	—	—	—	3,873	(3,667)	—	—	206
Balance at November 30, 2019	82,248	$16,450	$187,772	$(658,017)	$921,460	$(114,412)	$(3,157)	$3,157	$353,253

Note 12. Income Taxes
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended November 30,
	2020	2019
Earnings from continuing operations before income tax expense	$7,080	$7,322
Income tax expense	2,258	950
Effective income tax rate	31.9%	13.0%
The Company’s earnings from continuing operations before income taxes include earnings from foreign jurisdictions of 47% and 84% of the consolidated total for the estimated full-year fiscal 2021 and full-year 2020, respectively. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended November 30, 2020 was 31.9%, compared to 13.0% for the comparable prior-year period. The effective tax rate for the current-year period resulted in a greater expense than the comparable prior-year period primarily due to prior-year non-recurring benefits related to the adoption of proposed tax regulations in the United States.
On March 27, 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended November 30, 2020. We are continuing to evaluate the future impact of the CARES Act provisions on our consolidated financial statements.
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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2020	2019
Net Sales by Reportable Segment & Product Line
Industrial Tools & Services
Product	$82,573	$96,363
Service & Rental	29,602	39,229
	112,175	135,592

Other Operating Segment	7,255	11,082
	$119,430	$146,674

Operating Profit (Loss)
Industrial Tools & Services	$17,157	$26,055
Other Operating Segment	(1,809)	(255)
General Corporate	(6,279)	(11,431)
	$9,069	$14,369

	November 30, 2020	August 31, 2020
Assets
Industrial Tools & Services	$600,629	$592,086
Other Operating Segment	61,391	61,105
General Corporate	176,555	171,103
	$838,575	$824,294

In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment and divestiture charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, property, plant and equipment, Right of Use ("ROU") assets, capitalized debt issuance costs and deferred income taxes.
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $11.9 million at both November 30, 2020 and August 31, 2020, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
As part of the Company's global sourcing strategy, we have entered into agreements with certain suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer orders. We have the ability to notify the supplier that they no longer need maintain the minimum level of inventory should we discontinue manufacturing of a product during the contract period; however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time.
The Company is a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings include regulatory matters, product liability, breaches of contract, employment, personal injury and other disputes. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable a loss has been incurred and can be reasonably estimated. The Company maintains a policy to exclude from such reserves an estimate of legal defense costs. In the opinion of management, resolution of these contingencies is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations; however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at November 30, 2020 were $6.5 million associated with monthly payments extending to fiscal 2025.
The Company has self-disclosed sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable Crimea sanctions laws in that country and the European Union, as those sales were diverted to the Crimea region of Ukraine. While the investigation by authorities in the Netherlands is ongoing, the Company has concluded that it is probable it will incur financial penalties. While there can be no assurance of the ultimate outcome of the Netherlands investigation, in the three months ended November 30, 2020, the Company recorded an expense representing its estimate of the financial penalty it may incur. The Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 15. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended November 30,
	2020	2019
Lease Cost:
Operating lease cost	$3,706	$4,254
Short-term lease cost	413	455
Variable lease cost	882	469

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended November 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,705	$4,262

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	541	2,064

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
Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. The IT&S segment and the Company are well-positioned to drive shareholder value through a sustainable business strategy built on well-established brands, broad global distribution and end-markets, clear focus on the core tools and services business and disciplined capital deployment.
COVID-19 Update
During fiscal 2020 and the first quarter of fiscal 2021, our business, like many others around the world, has experienced significant negative financial impacts from the COVID-19 pandemic. Our key manufacturing facilities globally continued to operate with additional precautions in place to ensure the safety of our employees, and we have continued to supply our customers with the products and services they require. However, demand for our products has been significantly impacted, and we expect it will continue to be impacted to some extent for the remainder of the pandemic, as levels of uncertainty exist within our customers and our markets. In order to help mitigate the negative financial impact caused by the pandemic, we have executed a number of temporary cash and cost-savings measures. As our business has seen sequential improvement in our financial results since the third quarter of fiscal 2020, we have eliminated certain of the temporary cost savings actions put in place; however, we continue to execute on certain measures including reductions of capital expenditures, applications for governmental assistance programs, utilization of governmental regulations allowing for the deferral of certain tax payments and cuts to discretionary spend. While we believe that the essential products we provide, along with our current strong balance sheet, will allow us to be well positioned for long-term growth after the pandemic, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, and accordingly, the ultimate impact it will have on our business, results of operations, and financial condition.
General Business Update
On October 31, 2019, the Company completed the previously announced sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $216 million (inclusive of working capital adjustments that were finalized in the third quarter of fiscal 2020), with approximately $3 million which was due in four equal quarterly installments, the last of which was received in the first fiscal quarter of 2021.
On March 21, 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Total restructuring charges associated with this restructuring plan were less than $1 million and approximately $1 million in the three months ended November 30, 2020 and 2019, respectively, related primarily to headcount reductions and facility consolidations. We anticipate achieving annual savings of $12 million to $15 million from the first phase of the plan and anticipate an additional annual savings of $12 million to $15 million from the expansion and revision of the plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including annual incentive compensation differentials.
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
Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2020		2019
Net sales	$119	100%	$147	100%
Cost of products sold	64	54%	78	53%
Gross profit	55	46%	69	47%
Selling, administrative and engineering expenses	44	37%	52	35%
Amortization of intangible assets	2	2%	2	1%
Restructuring charges	0	0%	2	1%
Impairment & divestiture charges (benefits)	0	0%	(1)	(1)%
Operating profit	9	8%	14	10%
Financing costs, net	2	2%	7	5%
Other expense, net	0	0%	0	0%
Earnings before income tax expense	7	6%	7	5%
Income tax expense	2	2%	1	1%
Net earnings from continuing operations	5	4%	6	4%

Diluted earnings per share from continuing operations	$0.08		$0.11
Consolidated net sales for the first quarter of fiscal 2021 were $119 million, a decrease of $28 million (19%) from the prior year. Core sales decreased $26 million (18%) and divested product lines and the strategic exits of certain service offerings decreased net sales $6 million (4%), partially offset by the $2 million (2%) increase in net sales from the HTL Group acquisition and a 2% favorable impact to net sales due to foreign currency exchange rates. The decrease in core sales was due to the steep reduction in sales volume attributable to the impact of the COVID-19 pandemic on macroeconomic conditions including, but not limited to, the decrease and volatility in oil prices. Core products sales declined 16% and core service sales decreased 24%. Gross profit margins decreased 1% as a result of under-absorption of fixed costs partially offset by the favorable mix of product and service sales in the quarter. Operating profit was $5 million lower in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 largely as a result of the $14 million decrease in gross profit resulting from the steep sales decline, partially offset through both short and long-term cost savings actions including the realization of savings from restructuring actions, lower travel and entertainment expenses, lower expense associated with our bonus program and other discretionary spending initiatives.
Segment Results
Industrial Tools & Services Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include branded cylinders, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). On the services side, we provide maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended November 30,
	2020	2019
Net sales	$112	$136
Operating profit	17	26
Operating profit %	15.3%	19.2%
IT&S segment net sales for the first quarter of fiscal 2021 decreased by $24 million (17.3%). Core sales decreased $22 million year-over-year (17%) due to the sharp decline in volume from the impact of the COVID-19 pandemic on macroeconomic conditions. Strategic exits and divestitures of non-core product lines accounted for an additional $6 million (4%) decrease, offset by an increase of $2 million (2%) associated with the acquisition of HTL Group. Changes in foreign currency favorably impacted net sales by 2%.
Operating profit percentage decreased 3.9% from the prior-year period primarily due to reduced volumes and under absorption partially offset by lower SAE costs as a result of the realization of savings from restructuring actions, the decrease in travel and entertainment expenses, lower expense associated with our bonus program and other discretionary spending initiatives.
Corporate
Corporate expenses of $6 million decreased $5 million for the three months ended November 30, 2020 from $11 million for the three months ended November 30, 2019. This decrease was the result of the realization of savings from restructuring actions, lower annual bonus program expenses and reductions in discretionary spend including consulting services and business development costs, of which business development costs in the first quarter of fiscal 2020 included costs with the eventual acquisition of HTL Group in January 2020.
Financing Costs, net
Net financing costs were $2 million and $7 million for the three months ended November 30, 2020 and November 30, 2019, respectively. Financing costs decreased as a result of the pay off of our outstanding term loan in November 2019 with the cash received from the EC&S divestiture and the interest rate savings realized from the retirement of our 5.625% Senior Notes in the fourth quarter of fiscal 2020 through drawing on our revolving line of credit, which maintains a lower interest rate in the current interest rate environment. We also expensed $0.6 million of capitalized debt issuance costs associated with the early pay off of the outstanding principal balance on the term loan in the first quarter of fiscal 2020.

Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in millions):

	Three Months Ended November 30,
	2020	2019
Earnings from continuing operations before income tax expense	$7	$7
Income tax expense	2	1
Effective income tax rate	31.9%	13.0%
The Company’s earnings from continuing operations before income taxes include earnings from foreign jurisdictions of 47% and 84% of the consolidated total for the estimated full-year fiscal 2021 and full-year 2020, respectively. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended November 30, 2020 was 31.9%, compared to 13.0% for the comparable prior-year period. The effective tax rate for the current-year period resulted in a greater expense than the comparable prior-year period primarily due to prior-year non-recurring benefits related to the adoption of proposed tax regulations in the United States.
On March 27, 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended November 30, 2020. We are continuing to evaluate the future impact of the CARES Act provisions on our consolidated financial statements.
Cash Flows and Liquidity
At November 30, 2020, we had $159 million of cash and cash equivalents. Cash and cash equivalents included $142 million of cash held by our foreign subsidiaries and $17 million held domestically. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Three Months Ended
	2020	2019
Net cash provided by (used in) operating activities	$9	$(23)
Net cash (used in) provided by investing activities	(2)	213
Net cash used in financing activities	(2)	(195)
Effect of exchange rates on cash	1	(1)
Net increase (decrease) in cash and cash equivalents	$6	$(4)
Net cash provided by operating activities was $9 million for the three months ended November 30, 2020 as compared to $23 million net cash used in operating activities in three months ended November 30, 2019. The change year-over-year is predominantly a result of the divestiture of the EC&S segment, which generated a use of cash of $19 million in the first quarter of fiscal 2020 prior to its divestiture, and the termination of our fiscal 2020 bonus program in response to COVID-19, which resulted in no bonus payment in the first quarter of fiscal 2021 ($6 million paid in the first quarter of fiscal 2020 associated with the fiscal 2019 bonus program).
Net cash used in investing activities was $2 million for the three months ended November 30, 2020 as compared to $213 million net cash provided by investing activities for the three months ended November 30, 2019. The cash provided by investing activities in the prior year was generated from the sale of our EC&S segment as well as our Connectors and UNI-LIFT product lines, slightly offset by cash used for capital expenditures. We did not have any divestiture activity in the first quarter of fiscal 2021 and incurred approximately $2 million of capital expenditures.
Net cash used in financing activities was $2 million for the three months ended November 30, 2020 compared to $195 million for three months ended November 30, 2019. The cash used in financing activities in fiscal 2020 consisted primarily of the early pay off of the outstanding principal balance on the term loan of $175 million, $18 million of share repurchases, and $2 million for the payment of our annual dividend. Net fiscal 2021 cash flow used in financing activities resulted primarily from the payment of our annual dividend.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and previously provided for a $200 million term loan, both scheduled to mature in March 2024 (see Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. Further, as noted in Note 8, "Debt", on June 15, 2020, the Company borrowed $295 million under the Senior Credit Facility revolving line of credit to fund the redemption of all of the outstanding Senior Notes at par, plus the remaining accrued and unpaid interest. Outstanding borrowings under the Senior Credit Facility revolving line of credit were $255 million as of November 30, 2020. The unused credit line and amount available for borrowing under the revolving line of credit was $140 million at November 30, 2020.
We believe that the revolving credit line, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	November 30, 2020	PWC%	August 31, 2020	PWC%
Accounts receivable, net	$91	19%	$84	19%
Inventory, net	71	15%	69	16%
Accounts payable	(47)	(10)%	(45)	(10)%
Net primary working capital	$115	24%	$108	25%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at November 30, 2020 were $7 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $12 million at both November 30, 2020 and August 31, 2020, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed in fiscal 2021 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2020.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended August 31, 2020.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: In the current economic environment, we manage interest expense using a mixture of variable-rate debt and fixed-interest-rate swaps. As of November 30, 2020, long term debt consisted of $255 million of borrowing under the revolving line of credit (variable rate debt). We are the fixed rate payor on an interest-rate swap that effectively fixes the LIBOR-based index on $100 million of borrowings under our revolving line of credit.

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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2020. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $37 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2020, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million. As of November 30, 2020, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. There were no share repurchases in the three months ended November 30, 2020.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended November 30, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: January 5, 2021	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer