Form 10-Q
period 2021-02-28
ENERPAC TOOL GROUP CORP
filed 2021-03-26
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 22, 2021 was 60,120,512.

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
•the deterioration of, or instability in, the domestic and international economy;
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
•inadequate intellectual property protection or infringement of the intellectual property of others; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of the Form 10-K filed with the SEC on October 26, 2020.
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$120,654	$133,386	$240,084	$280,060
Cost of products sold	65,878	71,293	130,044	149,278
Gross profit	54,776	62,093	110,040	130,782

Selling, general and administrative expenses	45,883	50,245	89,593	102,076
Amortization of intangible assets	2,136	2,120	4,272	3,993
Restructuring charges	649	1,929	859	3,900
Impairment & divestiture charges (benefit)	401	(768)	539	(2,124)
Operating profit	5,707	8,567	14,777	22,937
Financing costs, net	1,338	4,630	3,055	11,359
Other expense (income), net	784	(787)	1,058	(468)
Earnings before income tax expense	3,585	4,724	10,664	12,046
Income tax expense	1	806	2,258	1,756
Net earnings from continuing operations	3,584	3,918	8,406	10,290
Loss from discontinued operations, net of income taxes	(402)	(1,756)	(626)	(6,007)
Net earnings	$3,182	$2,162	$7,780	$4,283

Earnings per share from continuing operations
Basic	$0.06	$0.07	$0.14	$0.17
Diluted	$0.06	$0.06	$0.14	$0.17

Loss per share from discontinued operations
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.10)

Earnings per share
Basic	$0.05	$0.04	$0.13	$0.07
Diluted	$0.05	$0.04	$0.13	$0.07

Weighted average common shares outstanding
Basic	59,938	60,130	59,874	60,106
Diluted	60,269	60,513	60,180	60,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings	$3,182	$2,162	$7,780	$4,283
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9,034	(3,246)	10,434	5,246
Recognition of foreign currency translation losses from divested businesses	—	—	—	51,994
Pension, other postretirement benefit plans, and cash flow hedges	123	194	352	635
Total other comprehensive income (loss), net of tax	9,157	(3,052)	10,786	57,875
Comprehensive income (loss)	$12,339	$(890)	$18,566	$62,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2021	August 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$115,254	$152,170
Accounts receivable, net	94,984	84,170
Inventories, net	71,774	69,171
Other current assets	43,431	35,621
Total current assets	325,443	341,132
Property, plant and equipment, net	61,258	61,405
Goodwill	284,731	281,154
Other intangible assets, net	58,980	62,382
Other long-term assets	78,589	78,221
Total assets	$809,001	$824,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$49,736	$45,069
Accrued compensation and benefits	21,769	17,793
Income taxes payable	3,945	1,937
Other current liabilities	39,805	40,723
Total current liabilities	115,255	105,522
Long-term debt, net	210,000	255,000
Deferred income taxes	1,731	1,708
Pension and postretirement benefit liabilities	19,164	20,190
Other long-term liabilities	81,458	82,648
Total liabilities	427,608	465,068
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,879,445 and 82,593,945 shares, respectively	16,576	16,519
Additional paid-in capital	197,036	193,492
Treasury stock, at cost, 22,799,230 shares	(667,732)	(667,732)
Retained earnings	925,451	917,671
Accumulated other comprehensive loss	(89,938)	(100,724)
Stock held in trust	(2,996)	(2,562)
Deferred compensation liability	2,996	2,562
Total shareholders' equity	381,393	359,226
Total liabilities and shareholders’ equity	$809,001	$824,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28, 2021	February 29, 2020
Operating Activities
Net earnings	$7,780	$4,283
Less: Net loss from discontinued operations	(626)	(6,007)
Net earnings from continuing operations	8,406	10,290
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities - continuing operations:
Impairment & divestiture charges (benefit), net of tax effect	482	(1,629)
Depreciation and amortization	10,966	10,056
Stock-based compensation expense	5,228	5,945
Benefit for deferred income taxes	(398)	(1,094)
Amortization of debt issuance costs	240	1,132
Other non-cash charges	514	409
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(9,920)	13,956
Inventories	(1,505)	(1,898)
Trade accounts payable	4,114	(14,364)
Prepaid expenses and other assets	(7,047)	(3,103)
Income tax accounts	692	(9,927)
Accrued compensation and benefits	3,785	(8,012)
Other accrued liabilities	(2,057)	(10,065)
Cash provided by (used in) operating activities - continuing operations	13,500	(8,304)
Cash used in operating activities - discontinued operations	(254)	(20,437)
Cash provided by (used in) operating activities	13,246	(28,741)

Investing Activities
Capital expenditures	(5,630)	(6,967)
Proceeds from sale of property, plant and equipment	595	450
Lease buyout for divested business	—	(575)
Proceeds from sale of business/product line	—	8,726
Cash paid for business acquisitions, net of cash acquired	—	(33,444)
Cash used in investing activities - continuing operations	(5,035)	(31,810)
Cash provided by investing activities - discontinued operations	—	208,391
Cash (used in) provided by investing activities	(5,035)	176,581

Financing Activities
Principal repayment on term loan	—	(175,000)
Borrowings on revolving credit facility	10,000	100,000
Principal repayments on revolving credit facility	(55,000)	(100,000)
Purchase of treasury shares	—	(17,805)
Taxes paid related to the net share settlement of equity awards	(1,981)	(4,063)
Stock option exercises & other	182	2,888
Payment of cash dividend	(2,394)	(2,419)
Cash used in financing activities - continuing operations	(49,193)	(196,399)
Cash provided by financing activities - discontinued operations	750	—
Cash used in financing activities	(48,443)	(196,399)

Effect of exchange rate changes on cash	3,316	845
Net decrease in cash and cash equivalents	(36,916)	(47,714)
Cash and cash equivalents - beginning of period	152,170	211,151
Cash and cash equivalents - end of period	$115,254	$163,437
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2021. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact, the global economy. The Company's operating results and financial position will be subject to the general economic conditions created by the pandemic, and the timing and extent to which the pandemic will ultimately impact the Company's business will depend on future developments, including the distribution and effectiveness of vaccines and therapeutics in minimizing its negative effects on macroeconomic conditions, which still remain uncertain.
The Company has updated our historical caption of "Selling, administrative and engineering expenses" in the Condensed Consolidated Statements of Operations to "Selling, general and administrative expenses." There has been no change to the composition of expenses within the caption in the current or historical periods.
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 allowing entities to apply certain aspects of ASC 848 (previously ASU 2020-4) to all derivative instruments that undergo a modification of the interest rate used for discounting, margining or contract price alignment as a result of the reference reform. The guidance is also effective through December 31, 2022. The Company has not utilized any of the optional expedients or exceptions available under this guidance. The Company will continue to assess whether this guidance is applicable throughout the effective period.
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

Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2021	August 31, 2020
Foreign currency translation adjustments	$65,463	$75,896
Pension and other postretirement benefit plans, net of tax	24,425	24,750
Unrecognized losses on cash flow hedges	50	78
Accumulated other comprehensive loss	$89,938	$100,724
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	February 28, 2021	August 31, 2020
Land, buildings and improvements	$34,447	$33,548
Machinery and equipment	144,288	134,536
Gross property, plant and equipment	178,735	168,084
Less: Accumulated depreciation	(117,477)	(106,679)
Property, plant and equipment, net	$61,258	$61,405
Subsequent Events
During March 2021, the Company received notice that an ongoing audit has been successfully closed which will result in the recognition of unrecognized tax benefits of approximately $5.0 million during the three months ending May 31, 2021.
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
Service & Rental Sales: Service contracts consist of providing highly trained technicians to perform bolting, technical services, machining and joint-integrity work for our customers. These revenues are recognized over time as our customers simultaneously receive and consume the benefits provided by the Company. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with service contracts. For a majority of the Company’s service contracts, labor hours (efforts-expended measurement) is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred. Revenue from rental contracts (less than a year and non-customized products) is generally recognized ratably over the contract term, depicting the customer’s consumption of the benefit related to the rental equipment.
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 13, "Segment Information" for information regarding our revenue disaggregation by reportable segment and product line.

The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues recognized at point in time	$90,726	$97,189	$177,506	$202,001
Revenues recognized over time	29,928	36,197	62,578	78,059
Total	$120,654	$133,386	$240,084	$280,060
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 28, 2021	August 31, 2020
Receivables, which are included in accounts receivable, net	$94,984	$84,170
Contract assets, which are included in other current assets	7,743	6,145
Contract liabilities, which are included in other current liabilities	3,014	2,145
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $5.0 million at both February 28, 2021 and August 31, 2020.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 28, 2021, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.0 million will be recognized in net sales from satisfying those performance obligations within the next twelve months, with an immaterial amount recognized in periods after.
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

Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Restructuring charges associated with this plan were $0.6 million and $0.7 million in the three and six months ended February 28, 2021, respectively, and $1.7 million and $3.1 million in the three and six months ended February 29, 2020, respectively.
The following summarizes restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Six Months Ended February 28, 2021
	IT&S	Corporate
Balance as of August 31, 2020	$1,443	$267
Restructuring charges	688	9
Cash payments	(1,107)	(250)
Other non-cash uses of reserve (1)	(14)	—
Impact of changes in foreign currency rates	15	—
Balance as of February 28, 2021	$1,025	$26

	Six Months Ended February 29, 2020
	IT&S	Corporate
Balance as of August 31, 2019	$2,912	$—
Restructuring charges	2,189	939
Cash payments	(2,693)	(628)
Other non-cash uses of reserve (1)	(406)	(302)
Impact of changes in foreign currency rates	(4)	—
Balance as of February 29, 2020	$1,998	$9
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.
Total restructuring charges (inclusive of the Other segment) being reported in "Restructuring charges" were $0.6 million and $0.9 million in the three and six months ended February 28, 2021, respectively, and $1.9 million and $3.9 million in the three and six months ended February 29, 2020, respectively.
Restructuring expenses related to Cortland U.S. (Other segment) were less than $0.1 million and $0.2 million in the three and six months ended February 28, 2021, respectively, and $0.3 million and $0.8 million in the three and six months ended February 29, 2020, respectively. Restructuring reserves for Cortland U.S. were $0.2 million and $0.4 million as of February 28, 2021 and August 31, 2020, respectively.
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
This acquisition generated net sales of $3.0 million and $5.5 million for the three and six months ended February 28, 2021, respectively, and $2.0 million for the three months ended February 29, 2020, which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.

Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a sales price of $215.8 million, inclusive of $1.3 million of purchase price from the customary finalization of working capital negotiations in the third quarter of fiscal 2020. Approximately $3.0 million of the purchase price was paid in four equal quarterly installments after closing, of which the last $0.7 million was received in the six months ended February 28, 2021 (this final payment was received greater than one year from the divestiture date and, as such, is reflected in "Cash provided by financing activities - discontinued operations" within the Condensed Consolidated Statements of Cash Flows). In connection with the completion of the sale and after consideration of working capital adjustments, the Company recorded, in fiscal 2020, a net loss of $4.7 million, comprised of a loss of $23.0 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the year, largely offset by an income tax benefit of $18.3 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized in conjunction with the completion of the sale an additional $3.3 million of impairment & divestiture costs associated with the accelerated vesting of restricted stock awards for employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction. The Company maintains financial exposure associated with this divestiture due to certain retained liabilities.
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
The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020 *
Net sales	$—	$—	$—	$67,010
Cost of products sold	—	—	—	49,749
Gross profit	—	—	—	17,261

Selling, general and administrative expenses	559	619	854	11,451
Amortization of intangible assets	—	—	—	—
Restructuring benefit	—	—	—	(11)
Impairment & divestiture charges	—	314	—	28,730
Operating loss	(559)	(933)	(854)	(22,909)
Financing costs, net	—	—	—	14
Other loss, net	—	—	—	(104)
Loss before income tax (benefit) expense	(559)	(933)	(854)	(22,819)
Income tax (benefit) expense	(157)	823	(228)	(16,812)
Loss from discontinued operations, net of income taxes	$(402)	$(1,756)	$(626)	$(6,007)
* "Loss from discontinued operations, net of income taxes" for the six-month period in fiscal 2020 presented in the table above includes the results of the EC&S segment for the two months ended October 31, 2019 (the divestiture date) as well as the ancillary impacts from certain retained liabilities subsequent to the divestiture. As a result of the classification of the segment as assets and liabilities held for sale for the two months ended October 31, 2019, the Company did not record amortization or depreciation expense in the results of operations in accordance with U.S. GAAP. Furthermore, the Company excluded EC&S segment employees from the fiscal 2020 bonus compensation plan, hence there are no expenses associated with the plan for that period.
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
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company recorded impairment & divestiture charges of $4.6 million in the three months ended November 30, 2019, comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the anticipated proceeds less costs to sell, $1.9 million associated with our withdrawal from the multi-employer pension plan associated with that business and $0.2 million of other divestiture related charges. The Company completed the divestiture of the Milwaukee Cylinder business on December 2, 2019 for a negligible amount. In the three months ended February 29, 2020, the Company recorded inconsequential amounts of impairment & divestiture charges associated with this divestiture.
The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $2.9 million in the six months ended February 29, 2020) are not material to the condensed consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.3 million in the three months ended November 30, 2019. During the three months ended February 29, 2020, the Company recorded $0.1 million of impairment & divestiture charges related to a working capital adjustment. The historical results of the Connectors product line (which had net sales of $0.2 million in the six months ended February 29, 2020) are not material to the condensed consolidated financial results.
At February 29, 2020, the Company determined that it was no longer probable that a loss will occur related to an outstanding legal matter associated with a previously divested business, as such, recorded an impairment & divestiture benefit of $0.8 million in the three and six months ended February 29, 2020.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2021 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2020	$263,537	$17,617	$281,154
Impact of changes in foreign currency rates	3,566	11	3,577
Balance as of February 28, 2021	$267,103	$17,628	$284,731
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 28, 2021			August 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$143,325	$111,267	$32,058	$141,853	$106,491	$35,362
Patents	12	14,547	13,635	912	14,365	13,228	1,137
Trademarks and tradenames	12	3,321	2,352	969	3,277	2,257	1,020
Indefinite lived intangible assets:
Tradenames	N/A	25,041	—	25,041	24,863	—	24,863
		$186,234	$127,254	$58,980	$184,358	$121,976	$62,382
The Company estimates that amortization expense will be $4.0 million for the remaining six months of fiscal 2021. Amortization expense for future years is estimated to be: $7.4 million in fiscal 2022, $5.9 million in fiscal 2023, $4.3 million in fiscal 2024, $3.5 million in fiscal 2025, $2.1 million in fiscal 2026 and $6.7 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the six months ended February 28, 2021 and February 29, 2020, respectively (in thousands):

	Six Months Ended
	February 28, 2021	February 29, 2020
Beginning balance	$892	$1,145
Provision for warranties	704	135
Warranty payments and costs incurred	(609)	(418)
Warranty activity for divested businesses	—	(27)
Impact of changes in foreign currency rates	18	—
Ending balance	$1,005	$835
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2021	August 31, 2020
Senior Credit Facility
Revolver	$210,000	$255,000
Term Loan	—	—
Total Senior Credit Facility	210,000	255,000
Less: Current maturities of long-term debt	—	—
Debt issuance costs	—	—
Total long-term debt, less current maturities	$210,000	$255,000
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
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction with the repayment, the Company expensed, within, “Financing costs, net” in the Condensed Consolidated Statements of Operations, the remaining $0.6 million of associated capitalized debt issuance costs. To reduce interest costs, the Company paid down $45 million on the revolving line of credit in the three months ended February 28, 2021 with available cash on hand. At February 28, 2021, there was $210.0 million of borrowings under the revolving line of credit and $185.7 million of available borrowing capacity under the revolving line of credit.
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

The Company was in compliance with all financial covenants at February 28, 2021. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which none remained outstanding as of February 28, 2021. The Senior Notes included a call feature that allowed the Company to redeem them anytime on or after June 15, 2017 at stated redemption prices that reduced to 100% on June 15, 2020, plus accrued and unpaid interest. In order to reduce interest costs, in June 2020, the Company redeemed all of the outstanding Senior Notes at a price equal to 100% of the principal amount thereof, plus the settlement of accrued and unpaid interest.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2021 and August 31, 2020 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and $0.2 million at February 28, 2021 and August 31, 2020, respectively. The fair value of the Company's interest rate swap (see Note 10, “Derivatives”, for further information on the Company's interest rate swap) was a net liability of less than $0.1 million at February 28, 2021 and $0.1 million at August 31, 2020. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $13.4 million and $16.7 million at February 28, 2021 and August 31, 2020, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and $0.2 million at February 28, 2021 and August 31, 2020, respectively. Net foreign currency gain (loss) (included in "Other expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Foreign currency gain (loss), net	$109	$(376)	$61	$(551)
The Company is the fixed-rate payor on an interest rate swap contract that fixes the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carries a fixed rate of 0.259% and expires in August 2021. The swap agreement qualifies as a hedging instrument and has been designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of less than $0.1 million in both the three and six months ended February 28, 2021 is recorded in other comprehensive income (loss). The Company expects to reclassify the loss of $0.1 million out of accumulated other comprehensive loss ("AOCL") and into Financing costs, net, during the remainder of the fiscal year. The Company’s LIBOR-based variable rate borrowings outstanding with terms matching the pay-fixed interest rate swap as of February 28, 2021 and August 31, 2020 were $145.0 million and $180.0 million, respectively.

Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of February 28, 2021, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company did not repurchase shares in the six months ended February 28, 2021. During the six months ended February 29, 2020, the Company repurchased 839,789 shares for $17.8 million. No shares were repurchased in the three months ended February 29, 2020.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Numerator:
Net earnings from continuing operations	$3,584	$3,918	$8,406	$10,290
Net loss from discontinued operations	(402)	(1,756)	(626)	(6,007)
Net earnings	$3,182	$2,162	7,780	4,283

Denominator:
Weighted average common shares outstanding - basic	59,938	60,130	59,874	60,106
Net effect of dilutive securities - stock based compensation plans	331	383	306	451
Weighted average common shares outstanding - diluted	60,269	60,513	60,180	60,557

Earnings per common share from continuing operations:
Basic	$0.06	$0.07	$0.14	$0.17
Diluted	$0.06	$0.06	$0.14	$0.17

Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.10)

Earnings per common share:
Basic	$0.05	$0.04	$0.13	$0.07
Diluted	$0.05	$0.04	$0.13	$0.07

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	932	1,024	1,211	1,046

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended February 28, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at November 30, 2020	82,625	$16,525	$195,979	$(667,732)	$922,269	$(99,095)	$(2,643)	$2,643	$367,946
Net earnings	—	—	—	—	3,182	—	—	—	3,182
Other comprehensive income, net of tax	—	—	—	—	—	9,157	—	—	9,157
Stock contribution to employee benefit plans and other	4	1	80	—	—	—	—	—	81
Vesting of restricted stock awards	235	47	(47)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,647	—	—	—	—	—	2,647
Tax effect related to net share settlement of equity awards	—	—	(1,706)	—	—	—	—	—	(1,706)
Stock issued to, acquired for and distributed from rabbi trust	15	3	83	—	—	—	(353)	353	86
Balance at February 28, 2021	82,879	$16,576	$197,036	$(667,732)	$925,451	$(89,938)	$(2,996)	$2,996	$381,393
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended February 29, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at November 30, 2019	82,248	$16,450	$187,772	$(658,017)	$921,460	$(114,412)	$(3,157)	$3,157	$353,253
Net earnings	—	—	—	—	2,162	—	—	—	2,162
Other comprehensive income, net of tax	—	—	—	—	—	(3,052)	—	—	(3,052)
Stock contribution to employee benefit plans and other	5	1	125	—	—	—	—	—	126
Vesting of restricted stock awards	259	52	(52)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,093	—	—	—	—	—	3,093
Stock option exercises	17	3	119	—	—	—	—	—	122
Tax effect related to net share settlement of equity awards	—	—	(1,425)	—	—	—	—	—	(1,425)
Stock issued to, acquired for and distributed from rabbi trust	11	2	84	—	—	—	723	(723)	86
Balance at February 29, 2020	82,540	$16,508	$189,716	$(658,017)	$923,622	$(117,464)	$(2,434)	$2,434	$354,365

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 28, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2020	82,594	$16,519	$193,492	$(667,732)	$917,671	$(100,724)	$(2,562)	$2,562	$359,226
Net earnings	—	—	—	—	7,780	—	—	—	7,780
Other comprehensive income, net of tax	—	—	—	—	—	10,786	—	—	10,786
Stock contribution to employee benefit plans and other	10	2	180	—	—	—	—	—	182
Vesting of restricted stock awards	255	51	(51)	—	—	—	—	—	—
Stock based compensation expense	—	—	5,227	—	—	—	—	—	5,227
Tax effect related to net share settlement of equity awards	—	—	(1,981)	—	—	—	—	—	(1,981)
Stock issued to, acquired for and distributed from rabbi trust	20	4	169	—	—	—	(434)	434	173
Balance at February 28, 2021	82,879	16,576	$197,036	$(667,732)	$925,451	$(89,938)	$(2,996)	$2,996	$381,393
The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 29, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
Net earnings	—	—	—	—	4,283	—	—	—	4,283
Other comprehensive income, net of tax	—	—	—	—	—	57,875	—	—	57,875
Stock contribution to employee benefit plans and other	11	2	255	—	—	—	—	—	257
Vesting of restricted stock awards	449	90	(90)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(17,805)	—	—	—	—	(17,805)
Stock based compensation expense	—	—	9,630	—	—	—	—	—	9,630
Stock option exercises	145	29	2,602	—	—	—	—	—	2,631
Tax effect related to net share settlement of equity awards	—	—	(4,063)	—	—	—	—	—	(4,063)
Stock issued to, acquired for and distributed from rabbi trust	16	3	169	—	—	—	636	(636)	172
Adoption of accounting standards	—	—	—	—	3,873	(3,667)	—	—	206
Balance at February 29, 2020	82,540	$16,508	$189,716	$(658,017)	$923,622	$(117,464)	$(2,434)	$2,434	$354,365

Note 12. Income Taxes
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Earnings from continuing operations before income tax expense	$3,585	$4,724	$10,664	$12,046
Income tax expense	1	806	2,258	1,756
Effective income tax rate	0.0%	17.1%	21.2%	14.6%
The Company’s earnings from continuing operations before income taxes include earnings from foreign jurisdictions of approximately 70% of the consolidated total for each of the estimated full-year fiscal 2021 and full-year 2020. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended February 28, 2021 was 0.0%, compared to 17.1% for the comparable prior-year period. The effective tax rate for the current-year period was impacted by benefits from the vesting of stock options and tax planning initiatives that are not expected to repeat in future periods. The prior-year period was impacted by valuation allowance releases associated with the ability to use tax attributes before expiration. The current-year period resulted in less tax expense than the comparable prior-year period primarily due to the impacts of COVID-19 on income, withholding tax, and tax exposures related to our mobile workforce.
The U.S. government continues to enact tax legislation containing provisions to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits and technical amendments to tax depreciation methods for qualified improvement property. The enacted legislation did not have a material impact on our consolidated financial statements for the three months ended February 28, 2021. We are continuing to evaluate the future impact of the COVID-19-related tax legislation on our consolidated financial statements.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$87,195	$93,364	$169,768	$189,727
Service & Rental	25,544	29,997	55,146	69,226
	112,739	123,361	224,914	258,953

Other Operating Segment	7,915	10,025	15,170	21,107
	$120,654	$133,386	$240,084	$280,060

Operating Profit (Loss)
IT&S Segment	$13,857	$20,570	$31,014	$46,624
Other Operating Segment	(1,873)	(972)	(3,682)	(1,227)
General Corporate	(6,277)	(11,031)	(12,555)	(22,460)
	$5,707	$8,567	$14,777	$22,937

	February 28, 2021	August 31, 2020
Assets
IT&S Segment	$615,018	$592,086
Other Operating Segment	61,341	61,105
General Corporate	132,642	171,103
	$809,001	$824,294

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
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $11.7 million and $11.9 million at February 28, 2021 and August 31, 2020, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations; however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at February 28, 2021 were $6.1 million associated with monthly payments extending to fiscal 2025.
The Company has self-disclosed sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable Crimea sanctions laws in that country and the European Union, as those sales were diverted to the Crimea region of Ukraine. While the investigation by authorities in the Netherlands is ongoing, the Company has concluded that it is probable it will incur financial penalties. While there can be no assurance of the ultimate outcome of the Netherlands investigation, in the six months ended February 28, 2021, the Company recorded an expense representing its estimate of the financial penalty it may incur (no expense recorded in the three months ended February 28, 2021). The Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Lease Cost:
Operating lease cost	$3,766	$3,894	$7,471	$8,147
Short-term lease cost	397	310	810	765
Variable lease cost	865	564	1,747	1,033

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Six Months Ended
	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,486	$8,141

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,360	4,532

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
COVID-19 Update
During largely the second half of fiscal 2020 and through the first two quarters of fiscal 2021, our business, like many others around the world, has experienced significant negative financial impacts from the COVID-19 pandemic. Our key manufacturing facilities globally continue to operate with additional precautions in place to ensure the safety of our employees, and we have continued to supply our customers with the products and services they require. However, demand for our products and services has been significantly impacted, and, despite the ongoing distribution of vaccines globally, we expect demand will continue to be impacted to some extent for the remainder of the pandemic, albeit it at varying levels geographically and by market. In order to help mitigate the negative financial impact caused by the pandemic, we have executed a number of temporary cash and cost-savings measures. As our business has seen continuous, sequential improvement in our financial results since the third quarter of fiscal 2020, we have eliminated certain of the temporary cost savings actions put in place; however, we continue to execute on certain measures including applications for governmental assistance programs and cuts to discretionary spend where practical. We believe that the essential products and services we provide, along with our current strong balance sheet, have the Company well positioned for long-term growth and strategic execution as we exit the pandemic.
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
On March 21, 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Total restructuring charges associated with this restructuring plan were $0.6 million and $0.7 million in the three and six months ended February 28, 2021, respectively, and $1.7 million and $3.1 million in the three and six months ended February 29, 2020, respectively, related primarily to headcount reductions and facility consolidations. We anticipate achieving annual savings of $12 million to $15 million from the first phase of the plan and anticipate an additional annual savings of $12 million to $15 million from the expansion and revision of the plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including annual incentive compensation differentials.
Given our global footprint, changes in foreign currency exchange rates could have a significant impact on our financial results, financial position and cash flow. Changes in foreign currency exchange rates will continue to add volatility as over one-half of our sales are generated outside of the United States in currencies other than the U.S. dollar. The weakening of the U.S. dollar favorably impacts our sales and cash flow given the translation of our international results into U.S. dollars. This also results in lower costs for certain international operations, which incur costs or purchase components in U.S. dollars, and increases the dollar value of assets (including cash) and liabilities of our international operations. A strengthening of the U.S. dollar has the opposite effect on our sales, cash flow, earnings and financial position.
Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended				Six Months Ended
	February 28, 2021		February 29, 2020		February 28, 2021		February 29, 2020
Net sales	$121	100%	$133	100%	$240	100%	$280	100%
Cost of products sold	66	54%	71	54%	130	54%	149	53%
Gross profit	55	45%	62	47%	110	46%	131	47%
Selling, general and administrative expenses	46	38%	50	38%	90	38%	102	36%
Amortization of intangible assets	2	2%	2	2%	4	2%	4	1%
Restructuring charges	1	1%	2	2%	1	0%	4	1%
Impairment & divestiture charges (benefits)	0	0%	(1)	(1)%	0	0%	(2)	(1)%
Operating profit	6	5%	9	7%	15	6%	23	8%
Financing costs, net	1	1%	5	4%	3	1%	11	4%
Other expense (income), net	1	1%	(1)	(1)%	1	0%	0	0%
Earnings before income tax expense	4	3%	5	4%	11	5%	12	4%
Income tax expense	0	0%	1	1%	3	1%	2	1%
Net earnings from continuing operations	4	3%	4	3%	8	3%	10	4%

Diluted earnings per share from continuing operations	$0.06		$0.06		$0.14		$0.17
Consolidated net sales for the second quarter of fiscal 2021 were $121 million, a decrease of $12 million (10%) from the prior-year comparable period. Core sales decreased $15 million (11%) and divested product lines and the strategic exits of certain service offerings net of sales from acquisitions decreased net sales $1 million (1%), while the impact from foreign currency rates benefited net sales by 2%. The decrease in core sales was due to the steep reduction in sales volume attributable to the impact of the COVID-19 pandemic on macroeconomic conditions as well as limitations on our ability to access job sites, including, but not limited to, full border closures in the Middle East. Core products sales were down 11% and core service sales were down 12% as compared to the same period in the prior year. Gross profit margins decreased 2% as a result of manufacturing sales mix and manufacturing variances. Operating profit was $3 million lower in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020 largely as a result of the $7 million decrease in gross profit resulting from the steep sales decline, partially offset by the realization of savings from restructuring actions reducing selling, general and administrative ("SG&A") costs, in addition to lower discretionary spend including travel and entertainment expenses.

Consolidated net sales for the six months ended February 28, 2021 decreased $39 million (14%) from the prior-year comparable period. Core sales decreased $40 million (15%) and divested product lines and the strategic exits of certain service offerings net of sales from acquisitions decreased net sales $5 million (2%), while the impact of foreign currency rates benefited net sales by 3%. The decrease in core sales was due to the steep reduction in sales volume attributable to the impact of the COVID-19 pandemic on macroeconomic conditions, including, but not limited to, depressed oil prices largely in the first quarter, as well as limitations on our ability to access job sites such as in the Middle East where full border closures occurred at times during the second quarter. Core products sales declined 12% and core service sales decreased 19%. Gross profit margins decreased 1% as a result of sales mix and manufacturing variances. Operating profit was $8 million lower in the first half of fiscal 2021 as compared to the first half of fiscal 2020 largely as a result of the $21 million decrease in gross profit resulting from the steep sales decline, partially offset through both short and long-term cost savings actions including the realization of savings from restructuring actions, lower travel and entertainment expenses, and other discretionary spending initiatives.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include pumps, cylinders, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). On the services side, we provide maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net sales	$113	$123	$225	$259
Operating profit	14	21	31	47
Operating profit %	12.3%	16.7%	13.8%	18.0%
IT&S segment net sales for the second quarter of fiscal 2021 decreased by $10 million (9%). Core sales decreased $13 million year over year (10%) primarily due to the sharp decline in volume from the impact of the COVID-19 pandemic on macroeconomic conditions as well as limitations on our ability to access job sites, including, but not limited to, full border closures in the Middle East. Strategic exits and divestitures of non-core product lines net of sales from acquisitions decreased net sales by $1 million (1%), while the impact of foreign currency rates benefited net sales by 2%.
Operating profit percentage decreased 4.4% from the prior-year period due to reduced volume as well as product mix and manufacturing variances. The decrease in SG&A costs period over period from the benefit of restructuring actions was offset by the change in discrete impairment & divestiture charges (benefits) period over period.
Year-to-date IT&S segment net sales decreased by $34 million (13%). Core sales decreased $34 million year over year (14%) due to the sharp decline in volume from the impact of the COVID-19 pandemic on macroeconomic conditions, including, but not limited to, depressed oil prices largely in the first quarter, as well as limitations on our ability to access job sites such as in the Middle East where full border closures occurred at times during the second quarter. Strategic exits and divestitures of non-core product lines net of sales from acquisitions accounted for an additional $5 million (2%) decrease, while the impact of foreign currency rates benefited net sales by 2%.
Operating profit percentage decreased 4.2% from the prior-year period due to reduced volumes as well as product mix and manufacturing variances, partially offset by lower SG&A costs as a result of the realization of savings from restructuring actions, decreases in travel and entertainment expenses, and other discretionary spending initiatives.
Corporate
Corporate expenses were $6 million and $11 million in the three months ended February 28, 2021 and February 29, 2020, respectively, and $13 million and $22 million in the six months ended February 28, 2021 and February 29, 2020, respectively. This represents a decrease of $5 million and $9 million for the three and six months ended February 28, 2021, respectively. The decreases for the both the three and six month periods were the result of the realization of savings from restructuring actions and reductions in discretionary spend, including consulting services and business development costs, of which business development costs in the fiscal 2020 periods included costs associated with the eventual acquisition of HTL Group in January 2020.
Financing Costs, net
Net financing costs were $1 million and $5 million for the three months ended February 28, 2021 and February 29, 2020, respectively. For the six months ended February 28, 2021 and February 29, 2020 net financing costs were $3 million and $11 million, respectively. Financing costs decreased as a result of the cash pay off of our outstanding term loan in November 2019 and, in the fourth quarter of fiscal 2020, the retirement of our 5.625% Senior Notes through drawing on our revolving line of credit, which maintains a lower interest rate in the current interest rate environment. We also expensed $0.6 million of capitalized debt issuance costs associated with the early pay off of the outstanding principal balance on the term loan in the six months ended February 29, 2020.
Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Earnings from continuing operations before income tax expense	$4	$5	$11	$12
Income tax expense	0	1	2	2
Effective income tax rate	0.0%	17.1%	21.2%	14.6%
The Company’s earnings from continuing operations before income taxes include earnings from foreign jurisdictions of approximately 70% of the consolidated total for each of the estimated full-year fiscal 2021 and full-year 2020. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended February 28, 2021 was 0.0%, compared to 17.1% for the comparable prior-year period. The effective tax rate for the current-year period was impacted by benefits from the vesting of stock options and tax planning initiatives that are not expected to repeat in future periods. The prior-year period was impacted by valuation allowance releases associated with the ability to use tax attributes before expiration. The current-year period resulted in less tax expense than the comparable prior-year period primarily due to the impacts of COVID-19 on income, withholding tax, and tax exposures related to our mobile workforce
The U.S. government continues to enact tax legislation containing provisions to support businesses during the COVID-19 pandemic, including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The enacted legislation did not have a material impact on our consolidated financial statements for the three months ended February 28, 2021. We are continuing to evaluate the future impact of the COVID-19-related tax legislation on our consolidated financial statements.
Cash Flows and Liquidity
At February 28, 2021, we had $115 million of cash and cash equivalents of which $103 million was held by our foreign subsidiaries and $12 million was held domestically. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Six Months Ended
	February 28, 2021	February 29, 2020
Net cash provided by (used in) operating activities	$13	$(29)
Net cash (used in) provided by investing activities	(5)	177
Net cash used in financing activities	(48)	(196)
Effect of exchange rates on cash	3	—
Net decrease in cash and cash equivalents	$(37)	$(48)
Net cash provided by operating activities was $13 million for the six months ended February 28, 2021 as compared to $29 million net cash used in operating activities for the six months ended February 29, 2020. The change year over year is predominantly a result of the divestiture of the EC&S segment, which generated a use of cash of $19 million in the first quarter of fiscal 2020 prior to its divestiture, the reduction in our interest cost which has generated cash interest savings of $7 million year over year, the termination of our fiscal 2020 bonus program in response to the COVID-19 pandemic, which resulted in no bonus payment in the first quarter of fiscal 2021 ($6 million paid in the first quarter of fiscal 2020 associated with the fiscal 2019 bonus program), and a decrease in cash taxes paid of $6 million year over year.
Net cash used in investing activities was $5 million for the six months ended February 28, 2021 as compared to $177 million net cash provided by investing activities for the six months ended February 29, 2020. The cash provided by investing activities in the prior-year period was generated from the sale of our EC&S segment as well as our Connectors and UNI-LIFT product lines, slightly offset by cash used for capital expenditures. We did not have any divestiture activity in the first two quarters of fiscal 2021 and have incurred approximately $5 million of capital expenditures, net of proceeds from the sale of property, plant, and equipment.
Net cash used in financing activities was $48 million for the six months ended February 28, 2021 compared to $196 million for the six months ended February 29, 2020. The cash used in financing activities in fiscal 2020 consisted primarily of the early pay off of the outstanding principal balance on the term loan of $175 million, $18 million of share repurchases, and $2 million for the payment of our annual dividend. Net fiscal 2021 cash flow used in financing activities resulted primarily from the $45 million principal payment on our outstanding credit facility with excess cash on hand to reduce interest costs, as well as $2 million for our annual dividend.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and previously provided for a $200 million term loan, both scheduled to mature in March 2024 (see Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. Further, as noted in Note 8, "Debt", on June 15, 2020, the Company borrowed $295 million under the Senior Credit Facility revolving line of credit to fund the redemption of all of the outstanding Senior Notes at par, plus the remaining accrued and unpaid interest. Outstanding borrowings under the Senior Credit Facility revolving line of credit were $210 million as of February 28, 2021. The unused credit line and amount available for borrowing under the revolving line of credit was $186 million at February 28, 2021.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	February 28, 2021	PWC%	August 31, 2020	PWC%
Accounts receivable, net	$95	20%	$84	19%
Inventory, net	72	15%	69	16%
Accounts payable	(50)	(10)%	(45)	(10)%
Net primary working capital	$117	25%	$108	25%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at February 28, 2021 were $6 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $12 million at both February 28, 2021 and August 31, 2020, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Interest Rate Risk: In the current economic environment, we manage interest expense using a mixture of variable-rate debt and fixed-interest-rate swaps. As of February 28, 2021, long term debt consisted of $210 million of borrowing under the revolving line of credit (variable rate debt). We are the fixed rate payor on an interest-rate swap that effectively fixes the LIBOR-based index on $100 million of borrowings under our revolving line of credit.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $5 million and operating profit would have been lower by less than $1 million, respectively, for the three months ended February 28, 2021. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $34 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2021, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million. As of February 28, 2021, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. There were no share repurchases in the three months ended February 28, 2021.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

10.1	Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020)	Appendix A to the Proxy Statement on Schedule 14A filed by Enerpac Tool Group Corp. on December 4, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended February 28, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 26, 2021	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer