Form 10-Q
period 2021-05-31
ENERPAC TOOL GROUP CORP
filed 2021-06-30
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 24, 2021 was 60,202,564.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:
•heavy reliance on suppliers for components used in the manufacture and sale of our products, including a supply chain interruption due to material and cargo shortages, the COVID-19 pandemic, political tensions, or other causes;
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
•our ability to attract, develop, and retain qualified employees;
•a material disruption at a significant manufacturing facility;
•competition in the markets we serve;
•a significant failure in our information technology (IT) infrastructure, such as unauthorized access to financial and other sensitive data or cybersecurity threats;

•uncertainty over global tariffs, or the financial impact of tariffs;
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
•inadequate intellectual property protection or infringement of the intellectual property of others; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K filed with the SEC on October 26, 2020.
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net sales	$143,149	$101,879	$383,233	$381,939
Cost of products sold	76,302	59,932	206,346	209,211
Gross profit	66,847	41,947	176,887	172,728

Selling, general and administrative expenses	40,468	40,766	130,061	142,842
Amortization of intangible assets	2,061	2,174	6,333	6,167
Restructuring charges	1,571	2,448	2,430	6,348
Impairment & divestiture (benefit) charges	—	(1,443)	539	(3,567)
Operating profit (loss)	22,747	(1,998)	37,524	20,938
Financing costs, net	1,340	4,552	4,395	15,911
Other expense (income), net	540	(1,213)	1,598	(1,682)
Earnings (loss) before income tax expense	20,867	(5,337)	31,531	6,709
Income tax (benefit) expense	(4,390)	(407)	(2,132)	1,349
Net earnings (loss) from continuing operations	25,257	(4,930)	33,663	5,360
Loss from discontinued operations, net of income taxes	(226)	(69)	(852)	(6,076)
Net earnings (loss)	$25,031	$(4,999)	$32,811	$(716)

Earnings (loss) per share from continuing operations
Basic	$0.42	$(0.08)	$0.56	$0.09
Diluted	$0.42	$(0.08)	$0.56	$0.09

Loss per share from discontinued operations
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.10)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.10)

Earnings (loss) per share
Basic	$0.42	$(0.08)	$0.55	$(0.01)
Diluted	$0.41	$(0.08)	$0.54	$(0.01)

Weighted average common shares outstanding
Basic	60,144	59,826	59,964	60,012
Diluted	60,574	59,826	60,312	60,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net earnings (loss)	$25,031	$(4,999)	$32,811	$(716)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6,373	(6,779)	16,807	(1,533)
Recognition of foreign currency translation losses from divested businesses	—	—	—	51,994
Pension, other postretirement benefit plans, and cash flow hedges	165	193	517	828
Total other comprehensive income (loss), net of tax	6,538	(6,586)	17,324	51,289
Comprehensive income (loss)	$31,569	$(11,585)	$50,135	$50,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	May 31, 2021	August 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$136,279	$152,170
Accounts receivable, net	112,590	84,170
Inventories, net	74,743	69,171
Other current assets	48,205	35,621
Total current assets	371,817	341,132
Property, plant and equipment, net	50,147	61,405
Goodwill	286,933	281,154
Other intangible assets, net	57,626	62,382
Other long-term assets	76,179	78,221
Total assets	$842,702	$824,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$59,898	$45,069
Accrued compensation and benefits	22,136	17,793
Income taxes payable	7,656	1,937
Other current liabilities	44,753	40,723
Total current liabilities	134,443	105,522
Long-term debt, net	195,000	255,000
Deferred income taxes	2,514	1,708
Pension and postretirement benefit liabilities	19,200	20,190
Other long-term liabilities	74,634	82,648
Total liabilities	425,791	465,068
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 82,990,629 and 82,593,945 shares, respectively	16,598	16,519
Additional paid-in capital	200,963	193,492
Treasury stock, at cost, 22,799,230 shares	(667,732)	(667,732)
Retained earnings	950,482	917,671
Accumulated other comprehensive loss	(83,400)	(100,724)
Stock held in trust	(2,999)	(2,562)
Deferred compensation liability	2,999	2,562
Total shareholders' equity	416,911	359,226
Total liabilities and shareholders’ equity	$842,702	$824,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2021	2020
Operating Activities
Net earnings (loss)	$32,811	$(716)
Less: Net loss from discontinued operations	(852)	(6,076)
Net earnings from continuing operations	33,663	5,360
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges (benefit), net of tax effect	482	(2,717)
Depreciation and amortization	16,438	15,373
Stock-based compensation expense	7,385	9,129
Benefit for deferred income taxes	7,475	1,218
Amortization of debt issuance costs	360	1,367
Other non-cash (benefits) charges	(9,135)	1,169
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(26,692)	32,745
Inventories	(3,667)	(4,166)
Trade accounts payable	14,095	(24,246)
Prepaid expenses and other assets	(13,795)	1,605
Income tax accounts	(8,639)	(13,986)
Accrued compensation and benefits	3,875	(12,342)
Other accrued liabilities	3,524	(5,148)
Cash provided by operating activities - continuing operations	25,369	5,361
Cash used in operating activities - discontinued operations	(480)	(21,064)
Cash provided by (used in) operating activities	24,889	(15,703)

Investing Activities
Capital expenditures	(9,504)	(9,308)
Proceeds from sale of property, plant and equipment	22,401	635
Lease buyout for divested business	—	(575)
Proceeds from company owned life insurance policies	2,911	—
Proceeds from sale of business/product line	—	10,226
Cash paid for business acquisitions, net of cash acquired	—	(33,434)
Cash provided by (used in) investing activities - continuing operations	15,808	(32,456)
Cash provided by investing activities - discontinued operations	—	208,391
Cash provided by investing activities	15,808	175,935

Financing Activities
Principal repayment on term loan	—	(175,000)
Borrowings on revolving credit facility	10,000	100,000
Principal repayments on revolving credit facility	(70,000)	(100,000)
Purchase of treasury shares	—	(27,520)
Stock options, taxes paid related to the net share settlement of equity awards & other	(32)	(1,459)
Payment of cash dividend	(2,394)	(2,419)
Cash used in financing activities - continuing operations	(62,426)	(206,398)
Cash provided by financing activities - discontinued operations	750	—
Cash used in financing activities	(61,676)	(206,398)

Effect of exchange rate changes on cash	5,088	(1,382)
Net decrease in cash and cash equivalents	(15,891)	(47,548)
Cash and cash equivalents - beginning of period	152,170	211,151
Cash and cash equivalents - end of period	$136,279	$163,603
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2021. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact to varying extents, the global economy. The Company's operating results and financial position will continue to be subject to the general economic conditions created by the pandemic, and the duration and extent to which the pandemic's effects impact the Company's business will depend on future developments, including the distribution and effectiveness of vaccines globally and therapeutics in minimizing its negative effects on macroeconomic conditions, which still remain uncertain.
The Company has updated our historical caption of "Selling, administrative and engineering expenses" in the Condensed Consolidated Statements of Operations to "Selling, general and administrative expenses." There has been no change to the composition of expenses within the caption in the current or historical periods presented.
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

Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2021	August 31, 2020
Foreign currency translation adjustments	$59,089	$75,896
Pension and other postretirement benefit plans, net of tax	24,281	24,750
Unrecognized losses on cash flow hedges	30	78
Accumulated other comprehensive loss	$83,400	$100,724
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	May 31, 2021	August 31, 2020
Land, buildings and improvements	$15,627	$33,548
Machinery and equipment	147,525	134,536
Gross property, plant and equipment	163,152	168,084
Less: Accumulated depreciation	(113,005)	(106,679)
Property, plant and equipment, net	$50,147	$61,405
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Revenues recognized at point in time	$107,316	$73,412	$284,823	$275,413
Revenues recognized over time	35,833	28,467	98,410	106,526
Total	$143,149	$101,879	$383,233	$381,939

Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	May 31, 2021	August 31, 2020
Receivables, which are included in accounts receivable, net	$112,590	$84,170
Contract assets, which are included in other current assets	7,000	6,145
Contract liabilities, which are included in other current liabilities	3,506	2,145
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $4.5 million and $5.0 million at at May 31, 2021 and August 31, 2020, respectively.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of May 31, 2021, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.5 million will be recognized in net sales from satisfying those performance obligations within the next twelve months, with an immaterial amount recognized in periods after.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Restructuring charges associated with this plan were $1.5 million and $2.2 million in the three and nine months ended May 31, 2021, respectively, and $2.5 million and $5.6 million in the three and nine months ended May 31, 2020, respectively.

The following summarizes restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Nine Months Ended May 31, 2021
	IT&S	Corporate
Balance as of August 31, 2020	$1,443	$267
Restructuring charges	2,180	9
Cash payments	(1,444)	(250)
Other non-cash uses of reserve (1)	(14)	—
Impact of changes in foreign currency rates	49	—
Balance as of May 31, 2021	$2,214	$26

	Nine Months Ended May 31, 2020
	IT&S	Corporate
Balance as of August 31, 2019	$2,912	$—
Restructuring charges	4,019	1,590
Cash payments	(4,265)	(871)
Other non-cash uses of reserve (1)	(556)	(484)
Impact of changes in foreign currency rates	(23)	—
Balance as of May 31, 2020	$2,087	$235
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.
Total restructuring charges (inclusive of the Other segment) being reported in "Restructuring charges" were $1.6 million and $2.5 million in the three and nine months ended May 31, 2021, respectively. Restructuring charges for the three and nine months ended May 31, 2020 were $3.3 million and $7.2 million, respectively, which included approximately $0.8 million of charges in each period being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges."
Restructuring expenses related to Cortland U.S. (Other segment) were less than $0.1 million and $0.3 million in the three and nine months ended May 31, 2021, respectively. The three and nine months ended May 31, 2020 included $0.8 million (reported in the Condensed Consolidated Statements of Earnings in "Cost of products sold,") and $1.6 million, respectively, which included approximately $0.8 million of charges in each period being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges." Restructuring reserves for Cortland U.S. were $0.1 million and $0.4 million as of May 31, 2021 and August 31, 2020, respectively.
Note 4. Acquisitions
On January 7, 2020, the Company acquired 100% of the stock of HTL Group ("HTL"), a provider of controlled bolting products, calibration and repair services, and tool rental services. The acquisition of HTL provided the Company with a complete line of bolting products and enhanced our European rental capabilities. The Company acquired all of the assets and assumed certain liabilities of HTL for a final purchase price of $33.3 million. The final purchase price allocation resulted in $11.3 million of goodwill (which is not deductible for tax purposes), $16.1 million of intangible assets, and $6.7 million of property, plant and equipment. The intangible assets were comprised of $3.3 million of indefinite-lived tradenames, $12.1 million of amortizable customer relationships and $0.7 million of amortizable patents. The impact on the remaining balance sheet line items was not material.
This acquisition generated net sales of $3.7 million and $9.2 million for the three and nine months ended May 31, 2021, respectively, and $1.9 million and $3.9 million for the three and nine months ended May 31, 2020, which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.

Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a sales price of $215.8 million, inclusive of $1.3 million of purchase price from the customary finalization of working capital negotiations in the third quarter of fiscal 2020. Approximately $3.0 million of the purchase price was paid in four equal quarterly installments after closing, of which the last $0.7 million was received in the nine months ended May 31, 2021 (this final payment was received greater than one year from the divestiture date and, as such, is reflected in "Cash provided by financing activities - discontinued operations" within the Condensed Consolidated Statements of Cash Flows). In connection with the completion of the sale and after consideration of working capital adjustments, the Company recorded, in fiscal 2020, a net loss of $4.7 million, comprised of a loss of $23.0 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the year, largely offset by an income tax benefit of $18.3 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized in conjunction with the completion of the sale an additional $3.3 million of impairment & divestiture costs associated with the accelerated vesting of restricted stock awards for employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction. The Company maintains financial exposure associated with this divestiture due to certain retained liabilities.
As the aforementioned divestiture was a part of our strategic shift to become a pure-play industrial tools and services company, the results of EC&S operations (including the stated impairment & divestiture charges) are recorded as a component of "Loss from discontinued operations" in the Condensed Consolidated Statements of Operations for all periods presented.
The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net sales	$—	$—	$—	$67,010
Cost of products sold	—	—	—	49,749
Gross profit	—	—	—	17,261

Selling, general and administrative expenses	102	116	956	11,567
Amortization of intangible assets	—	—	—	—
Restructuring benefit	—	—	—	(11)
Impairment & divestiture charges	—	(31)	—	28,699
Operating loss	(102)	(85)	(956)	(22,994)
Financing costs, net	—	—	—	14
Other loss, net	—	—	—	(104)
Loss before income tax expense (benefit)	(102)	(85)	(956)	(22,904)
Income tax expense (benefit)	124	(16)	(104)	(16,828)
Loss from discontinued operations, net of income taxes	$(226)	$(69)	$(852)	$(6,076)
* "Loss from discontinued operations, net of income taxes" for the nine-month period in fiscal 2020 presented in the table above includes the results of the EC&S segment for the two months ended October 31, 2019 (the divestiture date) as well as the ancillary impacts from certain retained liabilities subsequent to the divestiture. As a result of the classification of the segment as assets and liabilities held for sale for the two months ended October 31, 2019, the Company did not record amortization or depreciation expense in the results of operations in accordance with U.S. GAAP. Furthermore, the Company excluded EC&S segment employees from the fiscal 2020 bonus compensation plan, hence there are no expenses associated with the plan for that period.
Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment), for initial net cash proceeds of $6.0 million, which resulted in an impairment & divestiture benefit of $4.6 million in the three months ended November 30, 2019. In the three months ended February 29, 2020, the Company recorded an additional benefit of $0.1 million related to agreement with the buyer on final working capital amounts and various other benefits. In March 2020, the buyer of the UNI-LIFT product line extended a long-term supply agreement with a significant customer. Pursuant to the divestiture agreement, this action triggered the requirement for the buyer to pay $1.5 million of contingent proceeds, which was received by the Company in the three months ended May 31, 2020 and recorded as an "Impairment & divestiture benefit" within the Condensed Consolidated Statements of Operations in that period.
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
The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $2.9 million in the nine months ended May 31, 2020) are not material to the condensed consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.3 million in the three months ended November 30, 2019. During the nine months ended May 31, 2020, the Company recorded $0.1 million of impairment & divestiture charges related to a working capital adjustment. The historical results of the Connectors product line (which had net sales of $0.2 million in the nine months ended May 31, 2020) are not material to the condensed consolidated financial results.
At February 29, 2020, the Company determined that it was no longer probable that a loss will occur related to an outstanding legal matter associated with a previously divested business, as such, recorded an impairment & divestiture benefit of $0.8 million in the nine months ended May 31, 2020.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2021 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2020	$263,537	$17,617	$281,154
Impact of changes in foreign currency rates	5,756	23	5,779
Balance as of May 31, 2021	$269,293	$17,640	$286,933
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		May 31, 2021			August 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$144,336	$113,848	$30,488	$141,853	$106,491	$35,362
Patents	12	14,645	13,793	852	14,365	13,228	1,137
Trademarks and tradenames	12	3,360	2,409	951	3,277	2,257	1,020
Indefinite lived intangible assets:
Tradenames	N/A	25,335	—	25,335	24,863	—	24,863
		$187,676	$130,050	$57,626	$184,358	$121,976	$62,382
The Company estimates that amortization expense will be $1.9 million for the remaining three months of fiscal 2021. Amortization expense for future years is estimated to be: $7.5 million in fiscal 2022, $6.0 million in fiscal 2023, $4.3 million in fiscal 2024, $3.6 million in fiscal 2025, $2.1 million in fiscal 2026 and $6.9 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the nine months ended May 31, 2021 and 2020, respectively (in thousands):

	Nine Months Ended May 31,
	2021	2020
Beginning balance	$892	$1,145
Provision for warranties	1,151	354
Warranty payments and costs incurred	(893)	(735)
Warranty activity for divested businesses	—	(27)
Impact of changes in foreign currency rates	30	1
Ending balance	$1,180	$738
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2021	August 31, 2020
Senior Credit Facility
Revolver	$195,000	$255,000
Term Loan	—	—
Total Senior Credit Facility	195,000	255,000
Less: Current maturities of long-term debt	—	—
Debt issuance costs	—	—
Total long-term debt, less current maturities	$195,000	$255,000

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
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan. In conjunction with the repayment, the Company expensed, within, “Financing costs, net” in the Condensed Consolidated Statements of Operations, the remaining $0.6 million of associated capitalized debt issuance costs. To reduce interest costs, the Company paid down $15 million and $60 million on the revolving line of credit in the three and nine months ended May 31, 2021, respectively, with available cash on hand. At May 31, 2021, there was $195.0 million of borrowings under the revolving line of credit and $200.5 million of available borrowing capacity under the revolving line of credit.
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

The Company was in compliance with all financial covenants at May 31, 2021. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which none remained outstanding as of May 31, 2021. The Senior Notes included a call feature that allowed the Company to redeem them anytime on or after June 15, 2017 at stated redemption prices that reduced to 100% on June 15, 2020, plus accrued and unpaid interest. In order to reduce interest costs, in June 2020, the Company redeemed all of the outstanding Senior Notes at a price equal to 100% of the principal amount thereof, plus the settlement of accrued and unpaid interest.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2021 and August 31, 2020 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.2 million at both May 31, 2021 and August 31, 2020. The fair value of the Company's interest rate swap (see Note 10, “Derivatives”, for further information on the Company's interest rate swap) was a net liability of less than $0.1 million at May 31, 2021 and $0.1 million at August 31, 2020. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $16.0 million and $16.7 million at May 31, 2021 and August 31, 2020, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.2 million at both May 31, 2021 and August 31, 2020. Net foreign currency gain (loss) (included in "Other expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Foreign currency gain (loss), net	$7	$(842)	$67	$(1,393)
The Company is the fixed-rate payor on an interest rate swap contract that fixes the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carries a fixed rate of 0.259% and expires in August 2021. The swap agreement qualifies as a hedging instrument and has been designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of less than $0.1 million in both the three and nine months ended May 31, 2021 is recorded in other comprehensive income (loss). The Company expects to reclassify the loss of less than $0.1 million out of accumulated other comprehensive loss ("AOCL") and into Financing costs, net, during the remainder of the fiscal year. The Company’s LIBOR-based variable rate borrowings outstanding with terms matching the pay-fixed interest rate swap as of May 31, 2021 and August 31, 2020 were $140.0 million and $180.0 million, respectively.

Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of May 31, 2021, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company did not repurchase shares in the nine months ended May 31, 2021. During the three months ended May 31, 2020, the Company repurchased 839,789 shares for $17.8 million. The Company repurchased 1,343,662 shares for $27.5 million in the nine months ended May 31, 2020.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Numerator:
Net earnings (loss) from continuing operations	$25,257	$(4,930)	$33,663	$5,360
Net loss from discontinued operations	(226)	(69)	(852)	(6,076)
Net earnings (loss)	$25,031	$(4,999)	32,811	(716)

Denominator:
Weighted average common shares outstanding - basic	60,144	59,826	59,964	60,012
Net effect of dilutive securities - stock based compensation plans	430	—	348	346
Weighted average common shares outstanding - diluted	60,574	59,826	60,312	60,358

Earnings (loss) per common share from continuing operations:
Basic	$0.42	$(0.08)	$0.56	$0.09
Diluted	$0.42	$(0.08)	$0.56	$0.09

Loss per common share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.10)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.10)

Earnings (loss) per common share:
Basic	$0.42	$(0.08)	$0.55	$(0.01)
Diluted	$0.41	$(0.08)	$0.54	$(0.01)

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	548	2,479	990	1,435

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended May 31, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at February 28, 2021	82,879	$16,576	$197,036	$(667,732)	$925,451	$(89,938)	$(2,996)	$2,996	$381,393
Net earnings	—	—	—	—	25,031	—	—	—	25,031
Other comprehensive income, net of tax	—	—	—	—	—	6,538	—	—	6,538
Stock contribution to employee benefit plans and other	5	1	96	—	—	—	—	—	97
Vesting of restricted stock awards	17	3	(3)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,157	—	—	—	—	—	2,157
Stock option exercises	89	18	2,008	—	—	—	—	—	2,026
Tax effect related to net share settlement of equity awards	—	—	(356)	—	—	—	—	—	(356)
Stock issued to, acquired for and distributed from rabbi trust	1	—	25	—	—	—	(3)	3	25
Balance at May 31, 2021	82,991	$16,598	$200,963	$(667,732)	$950,482	$(83,400)	$(2,999)	$2,999	$416,911
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended May 31, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at February 29, 2020	82,540	$16,508	$189,716	$(658,017)	$923,622	$(117,464)	$(2,434)	$2,434	$354,365
Net earnings	—	—	—	—	(4,999)	—	—	—	(4,999)
Other comprehensive income, net of tax	—	—	—	—	—	(6,586)	—	—	(6,586)
Stock contribution to employee benefit plans and other	6	1	96	—	—	—	—	—	97
Vesting of restricted stock awards	13	3	(3)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(9,715)	—	—	—	—	(9,715)
Stock based compensation expense	—	—	3,184	—	—	—	—	—	3,184
Stock option exercises	—	—	—	—	—	—	—	—	—
Tax effect related to net share settlement of equity awards	—	—	(147)	—	—	—	—	—	(147)
Stock issued to, acquired for and distributed from rabbi trust	4	1	82	—	—	—	(83)	83	83
Balance at May 31, 2020	82,563	$16,513	$192,928	$(667,732)	$918,623	$(124,050)	$(2,517)	$2,517	$336,282

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2020	82,594	$16,519	$193,492	$(667,732)	$917,671	$(100,724)	$(2,562)	$2,562	$359,226
Net earnings	—	—	—	—	32,811	—	—	—	32,811
Other comprehensive income, net of tax	—	—	—	—	—	17,324	—	—	17,324
Stock contribution to employee benefit plans and other	15	3	276	—	—	—	—	—	279
Vesting of restricted stock awards	272	54	(54)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,384	—	—	—	—	—	7,384
Stock option exercises	89	18	2,008	—	—	—	—	—	2,026
Tax effect related to net share settlement of equity awards	—	—	(2,337)	—	—	—	—	—	(2,337)
Stock issued to, acquired for and distributed from rabbi trust	21	4	194	—	—	—	(437)	437	198
Balance at May 31, 2021	82,991	$16,598	$200,963	$(667,732)	$950,482	$(83,400)	$(2,999)	$2,999	$416,911
The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2020 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2019	81,919	$16,384	$181,213	$(640,212)	$915,466	$(171,672)	$(3,070)	$3,070	$301,179
Net earnings	—	—	—	—	(716)	—	—	—	(716)
Other comprehensive income, net of tax	—	—	—	—	—	51,289	—	—	51,289
Stock contribution to employee benefit plans and other	17	3	351	—	—	—	—	—	354
Vesting of restricted stock awards	462	93	(93)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(27,520)	—	—	—	—	(27,520)
Stock based compensation expense	—	—	12,814	—	—	—	—	—	12,814
Stock option exercises	145	29	2,602	—	—	—	—	—	2,631
Tax effect related to net share settlement of equity awards	—	—	(4,210)	—	—	—	—	—	(4,210)
Stock issued to, acquired for and distributed from rabbi trust	20	4	251	—	—	—	553	(553)	255
Adoption of accounting standards	—	—	—	—	3,873	(3,667)	—	—	206
Balance at May 31, 2020	82,563	$16,513	$192,928	$(667,732)	$918,623	$(124,050)	$(2,517)	$2,517	$336,282

Note 12. Income Taxes
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax (benefit) expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Earnings (loss) from continuing operations before income tax (benefit) expense	$20,867	$(5,337)	$31,531	$6,709
Income tax (benefit) expense	(4,390)	(407)	(2,132)	1,349
Effective income tax rate	(21.0)%	7.6%	(6.8)%	20.1%
The Company’s earnings (loss) from continuing operations before income taxes include earnings from foreign jurisdictions of approximately 75% of the consolidated total for each of the estimated full-year fiscal 2021 and full-year 2020. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended May 31, 2021 was (21.0)%, compared to 7.6% for the comparable prior-year period. The effective tax rate for the current-year period was impacted by a $5 million benefit driven by tax planning strategies and the carryback of net losses that offset income from taxable years where the rate was 35%. In addition, an $8 million benefit was driven by uncertain tax position releases due to audit closures. These benefits were offset by a $3 million tax expense related to the gain on sale of our manufacturing facility in China (see Note 15, "Leases"). The prior-year period was impacted by decreased profitability due to the COVID-19 pandemic, the impact of benefits related to uncertain tax position releases due to expirations of statute of limitations, and valuation allowance releases associated with the ability to use tax attributes before expiration. Both the current and prior-year effective income tax rates were impacted by tax benefits that are non-recurring and not anticipated to impact future years.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$102,224	$67,957	$271,992	$257,685
Service & Rental	31,176	24,908	86,322	94,134
	133,400	92,865	358,314	351,819

Other Operating Segment	9,749	9,014	24,919	30,120
	$143,149	$101,879	$383,233	$381,939

Operating Profit (Loss)
IT&S Segment	$23,812	$7,639	$54,826	$54,263
Other Operating Segment	(65)	(790)	(3,747)	(2,017)
General Corporate	(1,000)	(8,847)	(13,555)	(31,308)
	$22,747	$(1,998)	$37,524	$20,938

	May 31, 2021	August 31, 2020
Assets
IT&S Segment	$656,165	$592,086
Other Operating Segment	59,403	61,105
General Corporate	127,134	171,103
	$842,702	$824,294

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
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $16.0 million and $11.9 million at May 31, 2021 and August 31, 2020, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations; however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at May 31, 2021 were $5.7 million associated with monthly payments extending to fiscal 2025.
The Company has self-disclosed sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable Crimea sanctions laws in that country and the European Union, as those products were used in the Crimea region of Ukraine. While the investigation by authorities in the Netherlands is ongoing, the Company has concluded that it is probable it will incur financial penalties. While there can be no assurance of the ultimate outcome of the Netherlands investigation, in the nine months ended May 31, 2021, the Company recorded an expense representing its estimate of the financial penalty it may incur (no expense recorded in the three months ended May 31, 2021). The Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Lease Cost:
Operating lease cost	$3,861	$3,818	$11,333	$11,966
Short-term lease cost	431	343	1,241	1,108
Variable lease cost	803	447	2,550	1,480

In the three months ended May 31, 2021, the Company sold and subsequently leased back a portion of our manufacturing facility in China as part of our global footprint rationalization initiative. In connection with the transaction, the Company recognized a gain of $10.0 million. The Company also incurred $4.6 million of closing related costs and value-added and land taxes associated with this transaction for a net gain of $5.4 million which is recorded in "Selling, general and administrative expenses" within the Condensed Consolidated Statements of Operations.
Supplemental cash flow and other information related to leases were as follows (in thousands):

	Nine Months Ended
	May 31, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,336	$11,908

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,468	4,773

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
COVID-19 Update
During largely the second half of fiscal 2020 and through the first two quarters of fiscal 2021, our business, like many others around the world, experienced significant negative financial impacts from the COVID-19 pandemic. In the third quarter of fiscal 2021, we returned to year-over-year core growth in all regions. We saw strong growth in the Americas and Europe, however, there are still portions of our Middle East and Asia Pacific regions in which we operate that remain challenged by pandemic-related lockdowns or the lingering economic effects of the pandemic. Our key manufacturing facilities continue to operate with additional precautions in place to ensure the safety of our employees and prevent production disruptions, and we have been able to meet our customers' demand for the products and services they require. The Company is well positioned to execute our strategic growth initiatives as the markets we serve continue to recover across the globe. With our strong balance sheet, we remain focused on new product development, driving organic growth and pursuing disciplined acquisition opportunities.
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
On March 21, 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Total restructuring charges associated with this restructuring plan were $1.5 million and $2.2 million in the three and nine months ended May 31, 2021, respectively, and $2.5 million and $5.6 million in the three and nine months ended May 31, 2020, respectively, related primarily to headcount reductions and facility consolidations. We anticipate achieving annual savings of

$12 million to $15 million from the first phase of the plan and anticipate an additional annual savings of $12 million to $15 million from the expansion and revision of the plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including annual incentive compensation differentials.
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
Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2021		2020		2021		2020
Net sales	$143	100%	$102	100%	$383	100%	$382	100%
Cost of products sold	76	53%	60	59%	206	54%	209	55%
Gross profit	67	47%	42	41%	177	46%	173	45%
Selling, general and administrative expenses	40	28%	41	40%	130	34%	143	37%
Amortization of intangible assets	2	1%	2	2%	6	2%	6	2%
Restructuring charges	2	1%	2	2%	2	1%	6	2%
Impairment & divestiture charges (benefits)	0	0%	(1)	(1)%	1	0%	(4)	(1)%
Operating profit (loss)	23	16%	(2)	(2)%	38	10%	21	5%
Financing costs, net	1	1%	4	4%	4	1%	16	4%
Other expense (income), net	1	1%	(1)	(1)%	2	1%	(2)	(1)%
Earnings (loss) before income tax (benefit) expense	21	15%	(5)	(5)%	32	8%	7	2%
Income tax (benefit) expense	(4)	(3)%	—	—%	(2)	(1)%	1	—%
Net earnings (loss) from continuing operations	25	17%	(5)	(5)%	34	9%	5	1%

Diluted earnings (loss) per share from continuing operations	$0.42		$(0.08)		$0.56		$0.09
Consolidated net sales for the third quarter of fiscal 2021 were $143 million, an increase of $41 million (41%) from the prior-year comparable period. Core sales increased $38 million (36%) and divested product lines and the strategic exits of certain service offerings net of sales from acquisitions decreased net sales $1 million (1%), while the impact from foreign currency rates benefited net sales by 6%. The increase in core sales was due to the substantial increase in sales volume as we saw economies recover and business activities normalize from the COVID-19 pandemic across many parts of the world, but there are still some regions that remain challenged by pandemic related lockdowns and economic impacts. Core products sales were up 40% and core service sales were up 23% as compared to the same period in the prior year. Gross profit margins increased 6% as a result of the higher absorption of fixed costs from higher sales volumes. Operating profit was $25 million higher in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 as a result of the increase in gross profit. Although Selling, general, and administrative (SG&A) expenses were relatively consistent period to period, the savings from short-term COVID-19 actions generated in the third quarter of fiscal 2020 were approximately equal to the gain on the sale of our manufacturing facility in China, net of transaction costs and value-added taxes associated with the transaction in the third quarter of fiscal 2021.

Consolidated net sales for the nine months ended May 31, 2021 increased $1 million (less than 1%) from the prior-year comparable period. Core sales decreased $4 million (1%) and divested product lines and the strategic exits of certain service offerings net of sales from acquisitions decreased net sales $3 million (1%), while the impact of foreign currency rates benefited net sales by 2%. Core sales volumes were substantially depressed in the first two quarters of fiscal 2021 as compared to the prior year due to the lingering impacts of the COVID-19 pandemic which first significantly impacted core sales in the third quarter of fiscal 2020; however, we saw a significant increase in sales volumes in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 as economies recovered from the pandemic which led to core sales decreasing 1% for the nine months ended May 31, 2021. Core products sales increased 1% and core service sales decreased 8%. Gross profit margins increased 1% as a result of the mix of product and service. Operating profit was $17 million higher in the nine months ended May 31, 2021 as compared to the prior-year comparable period due to $4 million of additional gross profit and SG&A savings realized through both short and long-term cost savings actions, including the realization of savings from restructuring actions, lower travel and entertainment expenses, and other discretionary spending initiatives combined with the gain on the sale of our manufacturing facility in China.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including industrial, energy, mining and production automation markets. Its primary products include pumps, cylinders, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). On the service and rental side, the segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net sales	$133	$93	$358	$352
Operating profit	24	8	55	54
Operating profit %	17.9%	8.2%	15.3%	15.4%
IT&S segment net sales for the third quarter of fiscal 2021 increased by $40 million (44%). Core sales increased $37 million year over year (39%) as a result of the substantial increase in sales volume as we saw economies recover and business activities normalize from the COVID-19 pandemic across many parts of the world, but there are still some regions that remain challenged by pandemic related lockdowns. Strategic exits and divestitures of non-core product lines net of sales from acquisitions decreased net sales by $1 million (1%), while the impact of foreign currency rates benefited net sales by 6%.
Operating profit percentage increased 9.7% from the prior-year quarter due to the substantial increase in sales volumes.
Year-to-date IT&S segment net sales increased by $6 million (2%). Core sales increased $1 million year over year (less than 1%). The first two quarters of fiscal 2021 were depressed as a result of the pandemic as compared to the comparable period in the prior year which operated under normal operating conditions. However, we saw a return to near pre-pandemic volume levels in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020 which was the period where net sales volumes were most negatively impacted by the pandemic, hence the overall less than 1% increase in core sales when comparing year-to-date fiscal 2021 to fiscal 2020. Strategic exits and divestitures of non-core product lines net of sales from acquisitions accounted for a $3 million (1%) decrease, while the impact of foreign currency rates benefited net sales by 3%.
Operating profit percentage decreased 0.1% from the prior-year nine-month period.
Corporate
Corporate expenses were $1 million and $9 million in the three months ended May 31, 2021 and 2020, respectively, and $14 million and $31 million in the nine months ended May 31, 2021 and 2020, respectively. This represents a decrease of $8 million and $17 million for the three and nine months ended May 31, 2021, respectively. The decrease for the three months ended May 31, 2021 was a result of the gain, net of transaction costs and value-added taxes, resulting from the sale of our manufacturing facility in China. In addition to the gain from the sale, the decrease in the nine month period also benefited from the realization of savings from restructuring actions and reductions in discretionary spend, including consulting services. Corporate development and Board search costs incurred in fiscal 2021 were also lower than acquisition due diligence and other acquisition related costs incurred in fiscal 2020 associated with the acquisition of HTL Group in January 2020.

Financing Costs, net
Net financing costs were $1 million and $5 million for the three months ended May 31, 2021 and 2020, respectively. For the nine months ended May 31, 2021 and 2020 net financing costs were $4 million and $16 million, respectively. Financing costs decreased as a result of the cash pay off of our outstanding term loan in November 2019 and, in the fourth quarter of fiscal 2020, the retirement of our 5.625% Senior Notes through drawing on our revolving line of credit, which maintains a lower interest rate in the current interest rate environment. We have also reduced the principal on our outstanding credit facility by $60 million in fiscal 2021 through utilization of cash from operations.
Income Tax Expense
The Company's global operations, acquisition activity and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings (loss) before income taxes, income tax (benefit) expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Earnings (loss) from continuing operations before income tax (benefit) expense	$21	$(5)	$32	$7
Income tax (benefit) expense	(4)	—	(2)	1
Effective income tax rate	(21.0)%	7.6%	(6.8)%	20.1%
The Company’s earnings (loss) from continuing operations before income taxes include earnings from foreign jurisdictions of approximately 75% of the consolidated total for each of the estimated full-year fiscal 2021 and full-year 2020. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended May 31, 2021 was (21.0)%, compared to 7.6% for the comparable prior-year period. The effective tax rate for the current-year period was impacted by a $5 million benefit driven by tax planning strategies and the carryback of net losses that offset income from taxable years where the rate was 35%. In addition, an $8 million benefit was driven by uncertain tax position releases due to audit closures. These benefits were offset by a $3 million tax expense related to the gain on sale of our manufacturing facility in China. The prior-year period was impacted by decreased profitability due to the COVID-19 pandemic, the impact of benefits related to uncertain tax position releases due to expirations of statute of limitations, and valuation allowance releases associated with the ability to use tax attributes before expiration. Both the current and prior-year effective income tax rates were impacted by tax benefits that are non-recurring and not anticipated to impact future years.
Cash Flows and Liquidity
At May 31, 2021, we had $136 million of cash and cash equivalents of which $124 million was held by our foreign subsidiaries and $12 million was held domestically. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Nine Months Ended May 31,
	2021	2020
Net cash provided by (used in) operating activities	$25	$(16)
Net cash provided by investing activities	16	176
Net cash used in financing activities	(62)	(206)
Effect of exchange rates on cash	5	(2)
Net decrease in cash and cash equivalents	$(16)	$(48)
Net cash provided by operating activities was $25 million for the nine months ended May 31, 2021 as compared to $16 million net cash used in operating activities for the nine months ended May 31, 2020. The change year over year is predominantly a result of the divestiture of the EC&S segment, which generated a use of cash of $19 million in the first quarter of fiscal 2020 prior to its divestiture, the reduction in our interest cost which has generated cash interest savings of $12 million year over year, the termination of our fiscal 2020 bonus program in response to the COVID-19 pandemic, which resulted in no bonus payment in the first quarter of fiscal 2021 ($6 million paid in the first quarter of fiscal 2020 associated with the fiscal 2019 bonus program), and a decrease in cash taxes paid of $6 million year over year.
Net cash provided by investing activities was $16 million for the nine months ended May 31, 2021 as compared to $176 million net cash provided by investing activities for the nine months ended May 31, 2020. The cash provided by investing activities in the prior-year period was generated from the sale of our EC&S segment as well as our Connectors and UNI-LIFT product lines, slightly offset by cash used for capital expenditures. In fiscal 2021, we sold our manufacturing facility in China for approximately $22 million and received approximately $3 million in proceeds associated with the death benefit for life insurance on legacy officers of the Company, which was offset by approximately $10 million of capital expenditures in the fiscal year.
Net cash used in financing activities was $62 million for the nine months ended May 31, 2021 compared to $206 million for the nine months ended May 31, 2020. The cash used in financing activities in fiscal 2020 consisted primarily of the early pay off of the outstanding principal balance on the term loan of $175 million, $18 million of share repurchases, and $2 million for the payment of our annual dividend. Net fiscal 2021 cash flow used in financing activities resulted primarily from the $60 million in net principal payments on our outstanding credit facility with excess cash on hand to reduce interest costs, as well as $2 million for our annual dividend.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and previously provided for a $200 million term loan, both scheduled to mature in March 2024 (see Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. Further, as noted in Note 8, "Debt", on June 15, 2020, the Company borrowed $295 million under the Senior Credit Facility revolving line of credit to fund the redemption of all of the outstanding Senior Notes at par, plus the remaining accrued and unpaid interest. Outstanding borrowings under the Senior Credit Facility revolving line of credit were $195 million as of May 31, 2021. The unused credit line and amount available for borrowing under the revolving line of credit was $201 million at May 31, 2021.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	May 31, 2021	PWC%	August 31, 2020	PWC%
Accounts receivable, net	$113	20%	$84	19%
Inventory, net	75	13%	69	16%
Accounts payable	(60)	(11)%	(45)	(10)%
Net primary working capital	$128	22%	$108	25%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at May 31, 2021 were $6 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $16 million and $12 million at May 31, 2021 and August 31, 2020, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Interest Rate Risk: In the current economic environment, we manage interest expense using a mixture of variable-rate debt and fixed-interest-rate swaps. As of May 31, 2021, long term debt consisted of $195 million of borrowing under the revolving line of credit (variable rate debt). We are the fixed rate payor on an interest-rate swap that effectively fixes the LIBOR-based index on $100 million of borrowings under our revolving line of credit.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $7 million and operating profit would have been lower by $1 million, respectively, for the three months ended May 31, 2021. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $36 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2021, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million. As of May 31, 2021, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. There were no share repurchases in the three months ended May 31, 2021.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and nine months ended May 31, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: June 30, 2021	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer