Form 10-K
period 2021-08-31
ENERPAC TOOL GROUP CORP
filed 2021-10-25
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2021
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
Yes   ☐          No   ☒

As of February 26, 2021, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on February 26, 2021) held by non-affiliates of the Registrant was approximately $1.48 billion.

There were 60,290,578 shares of the Registrant’s Class A Common Stock outstanding as of October 18, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2022 are incorporated by reference into Part III hereof.

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
When used herein, the terms “we,” “us,” “our,” “Enerpac,” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. References to the fiscal years, such as “fiscal 2021,” are to the fiscal year ending on August 31 of the specified year.
PART I
Item  1.    Business
General
Enerpac Tool Group Corp. is a premier industrial tools and services company serving a broad and diverse set of customers in more than 100 countries. The Company is a global leader in the engineering and manufacturing of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has two operating segments, Industrial Tools & Service ("IT&S") and Other, with IT&S being the only reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, alternative energy and other markets. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
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
Our Business Model
Our long-term goal is to create shareholder value and best in class returns through growth of our core businesses, driving efficiency and profitability, generating strong cash flow, and being disciplined in the deployment of our capital.We intend to leverage our strong brand, market positions, and dealer and distribution networks to generate organic core sales growth that exceeds end-market growth rates. Organic growth is accomplished through a combination of market share capture and product innovation, as well as market expansion into new vertical markets, emerging industries and new geographic regions. In addition to organic growth, we also focus on profit margin expansion by utilizing continuous improvement techniques to drive productivity and lower costs and by enacting routine pricing initiatives to generate price realization and offset cost increases, such as commodity and tariff increases and general inflation. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to fund internal growth opportunities, strategic acquisitions, paydown of debt and opportunistic returns to shareholders.
Description of Business Segments
Industrial Tools & Services Reportable Segment
IT&S is a global supplier of both products and services to a broad array of end markets, including infrastructure, industrial maintenance, repair, and operations, oil & gas, mining, alternative and renewable energy, and civil construction markets.
Our primary products include branded tools, cylinders, hydraulic torque wrenches and highly engineered heavy lifting technology solutions. Examples of our products include high-force hydraulic and mechanical tools (cylinders, pumps, valves and specialty tools), which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform, bolt tensioners and other miscellaneous products. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as machining, infrastructure maintenance and repair, and oil & gas production, where safety is a key differentiator. As a result, we hold ourselves to a world-class safety standard to protect both our employees and those using our products and services.
On the services side of the segment, our highly trained technicians provide maintenance and manpower services on customer assets to meet their specific needs including bolting, machining, and joint integrity. We also provide rental capabilities for certain of our products.
Our branded tools and services are primarily marketed through the Enerpac, Hydratight, Larzep and Simplex brand names.
The segment delivers products and services primarily through our world-class, global network of distributors, as well as direct sales to OEMs and select end users. Examples of industrial distributors include W.W. Grainger, MSC and Blackwoods.
Other Operating Segment
The Other operating segment includes our Cortland U.S. business, which primarily designs and manufactures high performance synthetic ropes and biomedical textiles. The Other operating segment does not meet the quantitative or qualitative thresholds to be considered a reportable segment. Therefore, the results are not disclosed separately as would be required if the Other operating segment were considered a reportable segment, and as the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. Certain information related to the Other operating segment is disclosed within Note 15, "Business Segment, Geographic, and Customer Information" in order to comply with U.S generally accepted accounting principles ("GAAP") requirements to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisitions and Divestitures
For a summary of recent acquisition and divestiture transactions impacting continuing operations, see Note 4, "Acquisitions" and Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe, the Middle East and Asia. In fiscal 2021, we derived 36% of our net sales from the United States, 29% from Europe, 12% from the Middle East, 10% from Asia and 13% from other geographic areas. We have operations around the world that allow us to draw on the skills of a global workforce, provide flexibility to our operations, allow us to drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual countries and offer us an opportunity to access new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers and suppliers. Financial information related to the Company's geographic footprint of our continuing operations is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.

Product Development and Engineering
We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been, and continue to be, key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide new innovative tools and services to grow our market share. Research and development ("R&D") costs are expensed as incurred. R&D costs were $7.4 million in fiscal 2021, an increase of 1% from $7.3 million in fiscal 2020 and a decrease of 22% from $9.3 million in fiscal 2019. We target a minimum of 10% of consolidated product sales annually to be from new product development as a result of our research and development activities.
The Company holds numerous patents and trademarks; however, no individual patent or trademark is believed to be of such importance that its termination would have a material adverse effect on our business.
Competition
The markets for our products are highly competitive. We provide a diverse and broad range of industrial products and services to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, some of our competition is comprised of smaller companies which may lack the footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, engineering and research and development expertise. In addition, we believe that our cost structure, strategic global sourcing capabilities and global distribution support our competitive position.
Manufacturing and Operations
While we do have manufacturing capabilities including machining and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our plants, which reduces inventory levels, lowers re-work costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers, including those in best-cost countries such as China and India. We have built strong relationships with our key suppliers and, while we single source certain of our components, in most cases there are several qualified alternative sources.
Raw Material Costs and Inflation
We source materials and components from a network of global suppliers. These items are typically available from multiple suppliers. Raw materials that go into the components we source, such as steel, aluminum, plastic resin, brass, steel wire and rubber, are subject to price fluctuations and tariffs, which could have an impact on our results. We have been able to offset the impact of inflation in recent years with pricing actions, manufacturing efficiencies and cost reductions. In addition, several of our products have been subject to tariffs, but to date we have been able to offset the majority of additional costs from tariffs through price increases. We continue to manage our supply chain to mitigate ongoing risks associated with the evolving political environments.
Order Backlogs and Seasonality
Our operating segments have a relatively short order-to-ship cycle. We had order backlogs of $55 million and $31 million at August 31, 2021 and 2020, respectively. The increase in our order backlog year over year was primarily due to higher order volumes, and to a lesser extent, logistical constraints as a result of the demand surge following the COVID-19 pandemic at the end of fiscal 2021. Substantially all orders are expected to be filled within twelve months. While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations. Results for the year ended August 31, 2020 were not consistent with historical trends due to the impacts from the COVID-19 pandemic which most negatively impacted our results of operations in the third and fourth quarter of fiscal 2020 and the first two quarters of fiscal 2021.

Percentages of Sales by Fiscal Quarter

	2021	2020
Quarter 1 (September - November)	23%	30%
Quarter 2 (December - February)	23%	27%
Quarter 3 (March - May)	27%	21%
Quarter 4 (June - August)	27%	22%
	100%	100%
Human Capital Management
The goal of human capital management strategy and practices is for Enerpac to be considered an employer of choice, and our initiatives and programs are predicated on making this objective a reality.
The talent and skills of our workforce (approximately 2,100 employees) are critical to our future success and ability to deliver shareholder value. Our development framework starts with robust performance management. Together with their leaders, employees establish annual goals and objectives that clearly align with our organizational commitments. We monitor progress throughout the year, with candid and frequent dialogue encouraged along the way. Annually, our senior leadership team reviews the skills we require to execute our corporate strategy and key roles to identify development opportunities for our emerging talent and perform succession planning. We promote a longer-term view by inviting employees to work with leaders to create their own unique individual development plan. Training programs in many different manners are available for all levels throughout Enerpac, addressing a wide variety of skills and competencies, both general and technical. We believe in coaching and the sharing of perspectives and facilitate mentorship opportunities for the benefit of our workforce. We are committed to devoting the time, resources and planning necessary to maximize the potential of our employees.
We offer competitive compensation and benefits tailored to the geographical markets and industries in which we operate. In the U.S., employees who work more than 30 hours per week are eligible for a comprehensive menu of benefits, including paid time off, healthcare (health, dental, and vision), short and long-term disability, life and accidental disability insurance, a 401(k) retirement plan with a Company match, access to our Employee Assistance Program, an annual bonus program with broad participation, equity incentive programs, an Employee Stock Ownership Plan that allows employees to buy company shares at a discount, flexible work arrangements and up to 12 weeks of maternity leave. We also offer annual tuition reimbursement of up to $3,500 for undergraduate programs and $5,000 for graduate programs for all U.S. full-time employees and $1,000 for part-time employees who work more than 20 hours per month. We continue to evaluate enhancements to our compensation and benefit programs in all locations to ensure we remain competitive and meet the needs of our employees. Consistent with this desire, we have enhanced or added several benefits for our U.S. employees beginning in calendar 2022, including expanded paid parental leave, adoption assistance, medical coverage for fertility treatments and expanded short-term disability benefits for hourly employees.
Diversity, Equity, & Inclusion. Our senior leadership team and management at all levels are dedicated to creating a culture of inclusion and belonging and a workplace where all employees can thrive and do their best work, and senior management reports to the Board on the Company’s progress on a regular basis. Over the past year, we have significantly enhanced our focus on Diversity, Equity & Inclusion ("DE&I") and have incorporated these objectives into our core strategy. Our DE&I objectives include: (i) a focus on our culture, (ii) supporting education for disadvantaged groups in our communities, and (iii) broadening our recruiting efforts to reach and attract more diverse employees. Because of the strategic importance of DE&I, and to embed it into our strategy, DE&I initiatives are under the responsibility of our Chief Strategy Officer. To date, as part of our strategy execution, we have engaged a third-party consulting firm to assist in execution on our priorities, created DE&I councils in our four operating regions, and formed the Women of Enerpac, our first employee resource group. Our DE&I initiatives have strong ties into the broader organization to ensure we are successful in achieving our goals.
We also believe diversity at the executive and Board level is key to the long-term success of the Company and to promote diversity and inclusion in our workplace. At the end of fiscal 2021, our management executive committee was comprised of 20% female (1) and 20% racially diverse (1) individuals. We believe that valuing diversity as part of our core strategy will provide great opportunity for Enerpac to attract and retain talent, benefit from diverse points of view and ultimately assist in achieving our goals to drive shareholder value creation.
Employee Safety. The safety, health, and well-being of our employees, contractors, and visitors at our sites globally is our top priority and a principle that is deeply embedded in our culture. Our health, safety, security, environment, and quality (“HSSEQ”) programs are fully embraced by our leaders and employees at all levels and translate into an enterprise-wide obligation to provide healthy, safe and productive work environments for our employees and deliver high standards of safety and quality in the products, services and solutions for our customers and end-users. At the heart of our HSSEQ efforts is a desire to foster a culture of continuous improvement and employee empowerment through training, frequent and constructive management engagement, a risk-based evaluation of business activities and behaviors, and the deployment of programs and resources to mitigate those risks. We continually track and report our performance, including through reviews of incidents, near-misses, and quality issues; and management accountability and discussion of these improvement opportunities is a cornerstone of all business reviews.
COVID-19 Response: Throughout fiscal 2021, our business and our employees experienced the effects of the COVID-19 pandemic, and we responded by implementing various polices and protocols to support the health and safety of our employees. In addition to strictly following the recommendations of local and regional health authorities, for those employees who worked onsite, the Company provided necessary PPE, completed daily health assessments including temperature checks, extended paid leave benefits if self-quarantine was required according to our protocols, enhanced cleaning and sanitation practices at our facilities, and implemented social distancing policies. For all other employees who could effectively do their jobs while not being in the office, we implemented broad work-from-home initiatives allowing for limited entry to the office where additional safety protocols were in place. These and other COVID-19-related protocols were highly effective in maintaining a safe and productive environment for our global teams and ensured that we were able to support our customers’ needs throughout the pandemic. Our global employee base continues to return to offices where that can be accomplished in a safe manner.

Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2021 are listed below.

Name	Age	Position
Paul E. Sternlieb	49	President and Chief Executive Officer
Rick T. Dillon	50	Executive Vice President and Chief Financial Officer
Barbara G. Bolens	60	Executive Vice President and Chief Strategy Officer
Fabrizio R. Rasetti	55	Executive Vice President—General Counsel, Secretary and Global Human Resources
J. Jeffrey Schmaling	62	Executive Vice President and Chief Operating Officer
Paul Sternlieb, President, Chief Executive Officer, was appointed President and Chief Executive Officer of the Company in October 2021. Prior to joining the Company, Mr. Sternlieb served as Executive Vice President and President, Protein, at John Bean Technologies Corporation ("JBT") since October 2017. Prior to JBT, Mr. Sternlieb was Group President, Global Cooking in the Food Equipment Group at Illinois Tool Works since 2014. He served as a Vice President & General Manager with Danaher from 2011 to 2014. Before Danaher, he held management roles with the H.J. Heinz Company, a leading food production company and was a consultant with McKinsey & Company.
Rick Dillon, Executive Vice President and Chief Financial Officer, joined the Company in December 2016. Prior to joining the Company, Mr. Dillon served as Executive Vice President and Chief Financial Officer of Century Aluminum Co. Prior to that, Mr. Dillon served as Vice President-Finance Global Surface Mining Group and Vice President-Controller and Chief Accounting Officer of Joy Global Inc. from 2009 to 2014. Prior to Joy Global, Mr. Dillon served as Vice President-Business Planning and Analysis and Vice President-Controller and Chief Accounting Officer at Newell Brands, and Vice President-Controller and Chief Accounting Officer at Briggs & Stratton Corporation.
Barbara Bolens, Executive Vice President and Chief Strategy Officer, joined the Company in August 2018 as Vice President of Investor Relations and Corporate Strategy and was appointed Executive Vice President and Chief Strategy Officer in October 2019. Prior to joining the Company, Ms. Bolens spent over six years at Komatsu Mining Corporation (formerly Joy Global Inc.) as its VP and Treasurer. Prior to Komatsu, she held financial leadership positions of progressive responsibility at several other multinational corporations as well as early career leadership roles in sales and marketing.
Fabrizio Rasetti, Executive Vice President—General Counsel, Secretary and Global Human Resources, joined the Company in May 2018 from Boart Longyear where he held the position of Senior Vice President, General Counsel and Secretary since 2006. For the ten years prior he worked at SPX Corporation in roles of increasing responsibility including Segment General Counsel & Vice President, Business Development, Flow Segment. Earlier in his career he worked in private law practice.
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

Item  1A.    Risk Factors
The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing the Company. If any of the events contemplated by the following risks occurs, our business, financial condition, or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may adversely impact our business, including our ability to execute our strategic growth and profitability objectives.
Risks Related to COVID-19
We have been and continue to be negatively impacted by the COVID-19 pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 pandemic first had a significant impact on our global operations in the third quarter of fiscal 2020, continues to adversely impact our business and may continue to affect our business in the future. Such impacts include, and could continue to include, reductions in demand for certain of our products and services, the inability of our global teams and suppliers to meet our customers’ demand, other disruptions of supply chain, restrictions on our employees’ ability to visit customers, our service technicians’ ability to travel to job sites, or labor constraints resulting from employee turnover or departures due to resistance to vaccine mandates. Other adverse effects could result from government-imposed mandatory closures of job sites, manufacturing facilities or other important business locations, work-from-home orders, or other such restrictions. Should such conditions occur, persist or increase in severity, they could materially affect our ability to adequately staff and maintain our operations and impact our financial results.
The duration and ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors and future developments. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases, disruption to our operations resulting from employee illnesses, the long-term efficacy of vaccines or their effectiveness against variants such as the Delta variant, governmental responses to outbreaks including health and safety measures, such as mandatory facility closures of non-essential businesses, stay-at-home orders or similar restrictions, social distancing mandates and travel bans, and import and export restrictions, which could disrupt our relationship with customers. Further, the President of the United States has directed the Occupational Safety and Health Administration to write regulations requiring certain companies to vaccinate their employees or test those who are not vaccinated at least once per week. If we are unable to respond to and manage the impact of these events, our business and results of operations may be adversely affected.
Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration of the pandemic, as well as its economic consequences, are uncertain, result in significant volatility for our business and are difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, the valuation of our inventory, or a decrease in the carrying amount of our deferred tax assets. Any of these events could amplify the other risks and uncertainties described herein and could have an adverse effect on our business and financial results.
Risks Related to Economic Conditions
Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and our failure to estimate customer demand properly may result could have an adverse impact on our business and operating results and our relationships with customers.
We are reliant on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and this reliance could have an adverse impact on our business and operating results. A reduction or interruption in supply, including disruptions due to the COVID-19 pandemic, a significant natural disaster, shortages in global freight capacity, significant increases in the price of critical components and raw materials, a failure to appropriately forecast or adjust our requirements for components or raw materials based on our business needs, or volatility in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases we are unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations.
We procure certain components for our products from single or limited suppliers. In the event of supply disruptions from these suppliers, we may not be able to diversify our supply base for such components in a timely manner or may experience quality issues with alternate sources. Further, we procure a significant portion of our components from suppliers located in China, and we are therefore exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, geopolitical risks, government-mandated facility closures in China due to energy shortages or other causes. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of components and raw materials from our suppliers, and significant disruptions in their supply could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We currently are experiencing supply shortages and inflationary pressures for certain components and raw materials that are important to our manufacturing process. Expected growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts to continue for the foreseeable future. Although we have generally secured additional supply from existing or alternate suppliers or taken other mitigating actions when such disruptions have occurred in past periods, there is no guarantee we can continue to do so in the future, and our business, results of operations, and financial condition could be adversely affected. When facing component supply-related challenges, we may also increase our inventories and purchase commitments to shorten lead times and ensure adequate inventories to meet customer expectations. If the demand for our products is less than our expectations or if we otherwise fail to anticipate customer demand properly, an oversupply of components could result in excess or obsolete inventory that could also lead to significant excess and obsolete inventory charges and affect our operating and financial results.
Deterioration of, or instability in, the domestic and international economy and challenging end-market conditions could impact our ability to grow the business and adversely impact our ability to execute our strategy, financial condition, results of operations and cash flows.
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. The level of demand for our products is affected by general economic and business conditions in our served end markets. A substantial portion of our revenues is derived from customers in cyclical industries (such as the industrial and oil & gas sectors) that typically are adversely affected in periods of economic contraction or volatility. In such periods, our customers may experience deterioration of their businesses, which may reduce or delay our sales. We have experienced contraction and challenging demand conditions in many of our served markets historically, and it is reasonably possible that we could experience such conditions in the future which may adversely affect the results of our operations and financial condition.
Disruptions in global oil markets have adversely affected our business and results of operations and similar events in the future may adversely affect our business and results.
A portion of our revenues is derived from customers in the midstream and downstream oil & gas industry. Decreases in demand for oil due to the disruption caused by the COVID-19 pandemic or other factors can negatively affect oil prices, and negatively affect cash flows for many of those customers. This has resulted in, and in the future could result in, lower capital expenditures and project modifications, delays or cancellations in that end market that may adversely affect the results of our operations and financial condition.
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
Risks Related to Our Business and Operations
Logistics challenges, including global freight capacity shortages or significant increases in freight costs, could continue to increase our freight costs or cause delays in our ability to fulfill orders and could have an adverse impact on our business and operating results.
The Company’s ability to import products in a timely and cost-effective manner has been, and may continue to be, adversely affected by the current global shortage of freight capacity, delays at ports and other issues that otherwise affect transportation and warehousing providers. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher freight and logistics costs, which could have an adverse impact on the Company’s business and financial condition.

Collection risk for receivables in foreign jurisdictions
We sell products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country. Collection times for receivables in many foreign jurisdictions may often be substantially longer than those in the United States (though less than one year). Further, for certain of our services business agency relationships, we utilize an intermediary agent and are dependent on our agents to collect payment on our behalf. The indirect sales channels expose us to the credit risk of both our channel partners and end customers and increase the risk of delayed payments or uncollectible balances. A liquidity event or dispute involving one of these channel partners may adversely affect our results of operations and financial condition.
Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, operations, products, solutions, services and data.
Increased global cybersecurity threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error, vulnerabilities and technological errors pose a risk to our systems, operations and products and potentially those of our business partners. An attack also could result in losses due to ransomware payments, security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing measures including employee training, network monitoring and testing, maintenance of protective systems, contingency planing, and the engagement of third-party experts but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
We may not be able to fully realize expected cost savings from restructuring actions
From time to time, we incur restructuring costs to (i) eliminate redundancies in our corporate or regional structures (ii) eliminate excess capacity in our facilities as a result of integration of acquisitions or divestitures of product lines, or (iii) eliminate product or service lines that do not meet targeted profitability metrics. Although we expect that the related cost savings and realization of efficiencies will offset the restructuring related costs and provide additional annual benefit, we may not fully achieve the desired net benefits of these efforts (see Note 3, "Restructuring Charges" and "Business Update" within Item 7 for further discussion of our current restructuring activities and future anticipated cost savings).
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
We expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of our manufacturing operations and suppliers are located outside the United States, including China, the United Kingdom and the Netherlands. Our international operations present significant and varied risks, such as from political tensions among China and the United States, potential temporary closures of our manufacturing and sourcing operations in China, currency exchange rate fluctuations, exposure to local economic and political conditions, export and import restrictions and controls on repatriation of cash. Further, the uncertainty surrounding the consequences of Brexit (the United Kingdom's exit from the European Union) may also cause disruptions to, and create a uncertainty surrounding our business, including potential import and export restrictions between the United Kingdom and the European Union, change in demand for our products and services due to the economic conditions created by Brexit and increased foreign exchange rate volatility. Foreign currency exchange rates result in volatility in our financial results, as over one-third of our sales are generated outside of the United States in currencies other than the U.S. dollar. In addition, United States tax reform has significantly changed how foreign operations are taxed in the United States. Therefore, we continue to review our organizational structure, and changes to where income is generated, may have a material adverse effect on our liquidity and results of operations. To the extent that we expand our international presence, these risks may increase.
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
Certain acquisition agreements from past acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies. In most of these agreements, the liability of the former owners is limited to specific warranties given in the agreement as well as in amount and duration. Certain former owners also may not be able to meet their indemnification responsibilities. We may be subject to the same risk with respect to future acquisitions as well. As a result of those limitations, we may face unexpected liabilities that adversely affect our profitability and financial position.
Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we have sold could adversely affect our financial results.
In connection with the execution of our strategy to become a pure-play industrial tools and services company, we have completed several divestitures, including the divestiture of our former EC&S segment. These divestitures pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers.
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
Our total assets reflect substantial intangible assets, primarily goodwill. As of August 31, 2021, goodwill and other intangible assets totaled $332 million, or 40% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually, and more frequently if a triggering event occurs, whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. We recognized $6 million in impairment charges in fiscal 2021 related to the goodwill in our Cortland Industrial reporting unit (Other Segment) (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" and "Critical Accounting Estimates" for further discussion on goodwill, intangible asset and long-lived asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
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
Unfavorable tax law changes may adversely affect results.
We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in tax law (including a potential increase in the U.S. federal income tax rate), the mix of earnings among countries with differing statutory tax rates, or changes in the valuation allowance of deferred tax assets.
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
We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions or other strategic growth initiatives. While at current debt levels and in the current interest rate environment, we have significant flexibility on our financial debt covenants, should we incur additional indebtedness to fund acquisitions or other strategic growth initiatives, our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage.
Our ability to make scheduled principal and interest payments, refinance our indebtedness and satisfy our other debt and lease obligations will depend upon our future operating performance and credit market conditions, which could be adversely affected by factors beyond our control. For instance, our Senior Credit Facility has variable interest rates that are based on

London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after December 2021 for non-U.S. dollar LIBOR tenors and after June 2023 for most U.S. dollar tenors. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after June 2023. Alternative benchmark rate(s) may replace LIBOR and changes to benchmark rates may have an uncertain affect on our interest payments, which could impact our results of operations and cash flows. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms, or at all, for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations will be adversely affected.
The financial and other covenants in our debt agreements may adversely affect us.
Our Senior Credit Facility contains financial and other restrictive covenants. These covenants could limit our financial and operating flexibility as well as our ability to plan for and react to market conditions, meet our capital needs and support our strategic priorities and initiatives should we take on additional indebtedness for acquisition or other strategic objectives. Our failure to comply with these covenants also could result in events of default which, if not cured or waived, could require us to repay indebtedness before its due date, and we may not have the financial resources or otherwise be able to arrange alternative financing to do so. Our compliance with the covenants of our Senior Credit Facility may be adversely affected by severe market contractions or disruptions, such as those caused by the COVID-19 pandemic, to the extent they reduce our earnings for a prolonged period and we are not able to reduce our debt levels or cost structure accordingly. Borrowings under our Senior Credit Facility are secured by most domestic personal property assets and are guaranteed by most of our domestic subsidiaries and by a pledge of the stock of most of our domestic and certain foreign subsidiaries. If borrowings under our Senior Credit Facility were declared or became due and payable immediately as the result of an event of default and we were unable to repay or refinance those borrowings, our lenders could foreclose on the pledged assets and stock. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could have a material adverse effect on our business, financial condition and liquidity.
General Risk Factors
Our inability to attract, develop and retain qualified employees could have a material adverse impact on our operations.
Our ability to deliver financial results and drive growth and pursue competitive advantages in our business substantially depends on our ability to retain key employees and continually attract new talent to the business. If we experience losses of key employees, such as our executives, or experience significant delays or difficulty in replacing them, our operations, competitive position and financial results may be adversely affected. Competition for highly qualified personnel is intense, and our competitors and other employers may attempt to hire our skilled and key employees. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees or lead to increased labor costs.
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
Item  1B.    Unresolved Staff Comments
None.
Item  2.    Properties
As of August 31, 2021, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	12	34	46	157	928	1,085
Corporate and Other	3	6	9	26	304	330
	15	40	55	183	1,232	1,415
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the United Kingdom, the Netherlands, China and Spain. We also maintain a presence in Algeria, Australia, Brazil, France, Germany, Kazakhstan, India, Italy, Japan, Norway, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea and the United Arab Emirates. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. As of September 30, 2021, there were 971 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2021, the Company declared a dividend of $0.04 per common share payable on October 18, 2021 to shareholders of record on October 1, 2021. In fiscal 2020, the Company declared a dividend of $0.04 per common share payable on October 19, 2020 to shareholders of record on October 2, 2020.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million with 5,200,770 shares remaining authorized for additional repurchases under the program. There were no share repurchases during the fourth quarter of fiscal 2021.

Performance Graph:
The graph and table below compare the cumulative 5-year total return of the Company's common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Industrial index. They assume that the value of the investment in our common stock for the last trading day of each fiscal year, in each index, and in the peer group (in each case, including reinvestment of dividends) was $100 on August 31, 2016 and tracks it through August 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enerpac Tool Group Corp., the Russell 2000 Index, and S&P 600 Industrial

250
200
150
100
50
0
Dollars
8/16
8/17
8/18
8/19
8/20
8/21
Year Ended
Enerpac Tool Group Corp.
Russell 2000
S&P 600 Industrial

*$100 Invested on 8/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	8/16	8/17	8/18	8/19	8/20	8/21
Enerpac Tool Group Corp.	$100.00	$101.10	$123.99	$93.65	$87.86	$106.51
Russell 2000	100.00	114.91	144.16	125.57	133.13	195.81
S&P 600 Industrial	100.00	107.31	136.57	114.26	119.05	170.55
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements that are included in Item 8. "Financial Statements and Supplementary Data".
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
Business Update
Our businesses provide an array of products and services across multiple markets and geographies which results in significant diversification. The IT&S segment operates within thirteen vertical markets. We continue to execute our strategy to drive best in class returns for our shareholders, our focus on improving commercial effectiveness, optimizing our global facility footprint and our heavy emphasis on new product development.
We remain focused on our long-term strategy of pursuing both organic and acquisition-related growth opportunities aligned with our strategic objectives. This includes the advancement of our commercial effectiveness initiatives along with new product development efforts. We also remain focused on our safety, quality, cost and delivery metrics across our manufacturing, assembly and service operations. Our IT&S segment is focused on accelerating global sales growth through new product introductions, a continued emphasis on sales effectiveness and more focused retail and wholesale marketing efforts. In addition, we remain focused on reducing our concentration in the oil & gas vertical markets by growing sales of critical products, rentals, and services with new and existing customers in other attractive vertical markets including power generation/alternative energy, aerospace, infrastructure and industrial maintenance, repair and operation.
COVID-19 Update
During largely the second half of fiscal 2020 and through the first two quarters of fiscal 2021, our business, like many others around the world, experienced significant negative financial impacts from the COVID-19 pandemic. In the third and fourth quarters of fiscal 2021, we returned to year-over-year core growth in all regions. We saw strong growth in the Americas and Europe, however, there are still portions of our business, particularly in our Middle East and Asia Pacific regions, that remain challenged by reduced demand conditions, pandemic-related lockdowns or the lingering economic effects of the pandemic. Our key manufacturing facilities continue to operate with additional precautions in place to ensure the safety of our employees and prevent production disruptions. Though lead times have been difficult to predict due to the current supply chain and logistics environment, we generally have been able to meet our customers' demand for the products and services they require, although our product backlogs and lead times have grown in recent quarters. The Company is well-positioned to execute our strategic growth initiatives as the markets we serve continue to recover across the globe. With our strong balance sheet, we remain focused on new product development, driving organic growth and pursuing disciplined acquisition opportunities.
General Business Update
On October 31, 2019, the Company completed the previously announced sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $216 million (inclusive of final working capital adjustments), with approximately $3 million which was due in four equal quarterly installments, the last of which was received in the first quarter of 2021.
On March 21, 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment), and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Total restructuring charges associated with this restructuring plan were $2 million and $7 million for the year ended August 31, 2021 and 2020, respectively, related primarily to headcount reductions and facility consolidations. We anticipate achieving annual savings of $12 million to $15 million from the first phase of the plan and anticipate an additional annual savings of $12 million to $15 million from the expansion and revision of the plan. The annual benefit of these gross cost savings may be impacted by a number of factors, including annual incentive compensation differentials.
Historical Financial Data (in millions)

	Year Ended August 31,
	2021		2020		2019
Statements of Earnings Data: (1)
Net sales	$529	100%	$493	100%	$655	100%
Cost of products sold	286	54%	276	56%	362	55%
Gross profit	243	46%	217	44%	293	45%
Selling, general and administrative expenses	175	33%	181	37%	209	32%
Amortization of intangible assets	8	2%	8	2%	9	1%
Restructuring charges	3	1%	7	1%	4	1%
Impairment & divestiture charges (benefit)	6	1%	(3)	(1)%	23	4%
Operating profit	51	10%	24	5%	48	7%
Financing costs, net	5	1%	19	4%	28	4%
Other expense (income), net	2	0%	(3)	(1)%	1	0%
Earnings before income tax expense	44	8%	8	2%	19	3%
Income tax expense	4	1%	2	0%	11	2%
Net earnings	$40	8%	$6	1%	$8	1%

Other Financial Data: (1)
Depreciation	$13		$12		$11
Capital expenditures	12		12		15
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations.

Fiscal 2021 compared to Fiscal 2020
Consolidated net sales from continuing operations in fiscal 2021 were $529 million, 7% higher than the prior-year sales of $493 million. Core sales increased $27 million (5%) and divested product lines and the strategic exits of certain service offerings, net of sales from acquisitions, decreased net sales $2 million (1%), while the impact from foreign currency rates favorably impacted sales by 2%. The COVID-19 pandemic had a detrimental impact on our core sales in the third and fourth quarter of fiscal 2020. Sales in the first and second quarter of fiscal 2021 still were COVID-19 impacted, however, not to the same extent as we saw in the third and fourth quarters of fiscal 2020. The third and fourth quarter of fiscal 2021 saw more of a return to normalcy in our core product sales, driving the overall increase in core sales from fiscal 2020 to fiscal 2021. Gross profit margins increased 2% year over year as a result of the increase in volumes, leading to greater absorption of overhead, and a strong mix of product and service sales. Operating profit was $27 million higher in fiscal 2021 as compared to fiscal 2020 predominantly as a result of the $26 million increase in gross profit. Selling, general and administrative expenses ("SG&A") also decreased approximately $6 million on leading to the increase in operating profit as a result of the recognition of a gain on the sale of a manufacturing facility in China. Restructuring savings realized in fiscal 2021 were able to offset the short term cost reduction actions taken in the third and fourth quarter of fiscal 2020 in response to the COVID-10 pandemic (termination of our fiscal 2020 bonus program and furloughs and other temporary wage reduction programs. The savings in SG&A were nearly offset by an increase in impairment and divestiture charges recorded in fiscal 2021, specifically the $6 million Goodwill impairment charge recorded associated with the Cortland Industrial reporting unit (Other Segment). Financing costs also decreased in fiscal 2021 due to continued benefit from the cash pay off of our outstanding term loan in fiscal 2020, the rate benefit from the retirement of our Senior Notes in the fourth quarter of fiscal 2020 through drawing on our revolving credit facility, and the paydown of $80 million of principal on our outstanding credit facility in fiscal 2021 through utilization of cash from operations.

Fiscal 2020 compared to Fiscal 2019
Consolidated sales from continuing operations in fiscal 2020 were $493 million, 25% lower than the prior-year sales of $655 million. Core sales decreased $117 million (20%), while strategic exits and divestitures of non-core product lines, net of current year acquisitions, accounted for a $38 million (6%) decrease in net sales. Changes in foreign currency exchange rates favorably impacted sales comparisons by 1%. The 20% decrease in core sales predominantly was a result of the significant declines in volume in the third and fourth quarter due to impacts of the COVID-19 pandemic and volatile oil prices. In addition, global economic uncertainty, predominantly in North America, caused slight year over year declines from volume in the first half of the fiscal year, and there were lower year-over-year service sales in the fiscal year as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020. Gross profit margins remained relatively consistent year-over-year despite the substantial volume decrease as we benefited from the strategic exit of certain low-profit product and service lines in fiscal 2020, executed certain temporary cost-reduction actions such as furloughs and other temporary wage reduction measures, and we saw a greater impact from the COVID-19 pandemic to our service revenue stream, which generally has lower gross profit margins than our product sales. Operating profit was $24 million lower in fiscal 2020 as compared to fiscal 2019 as a result of the $76 million decrease in gross profit driven by the decline in net sales volume, offset by cost reduction actions to reduce SG&A, and impairment & divestiture benefits in the current year as opposed to charges in the prior year. SG&A decreased $28 million, predominantly due to the benefit from restructuring actions and a decrease in commissions expense as a result of the reduction in sales volumes, as well as temporary cost reduction measures in response to the COVID-19 pandemic including the termination of our fiscal 2020 bonus plan, furloughs and other temporary wage reduction programs, and other discretionary spending initiatives. In addition, we received approximately $1.1 million of COVID-19 relief governmental support in certain foreign jurisdictions. With respect to impairment and divestiture charges, in fiscal 2020, we incurred a net benefit of $3 million due to the benefit from the divestitures of our Connectors and UNI-LIFT product lines, partially offset by the impairment and divestiture charges associated with the divestiture of our Milwaukee Cylinder business. In fiscal 2019, we incurred $14 million of goodwill impairment charges associated with triggering events impacting Cortland U.S., $6 million of impairment & divestiture charges associated with the impairment of a customer relationship intangible in connection with the strategic exit of certain North America service offerings and $3 million of trade name impairment & divestiture charges associated with a re-branding strategy to eliminate the use of certain secondary brands within the IT&S segment that were previously determined to be indefinite-lived. Financing costs also decreased in fiscal 2020 as we utilized the proceeds from the sale of EC&S in the first quarter of the fiscal year to pay off the remaining $175 million principal on our term loan and in the fourth quarter of fiscal 2020, we redeemed our 5.625% Senior Notes by drawing on our revolving credit facility which provided modest interest savings during our fourth quarter. These savings were partially offset as we expensed $2 million of capitalized debt issuance costs associated with the accelerated repayment of our term loan and redemption of our Senior Notes. Our income tax expense decreased for reasons discussed in the Income Tax Expense section below.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including infrastructure, industrial maintenance, repair, and operations, oil & gas, mining, alternative and renewable energy and construction markets. Its primary products include branded tools, cylinders, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). On the service and rental side, the segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (in millions):

	Year Ended August 31,
	2021	2020	2019
Net Sales	$493	$455	$610
Operating Profit	82	66	101
Operating Profit %	16.6%	14.4%	16.6%
Fiscal 2021 compared to Fiscal 2020
Fiscal 2021 IT&S segment net sales increased by $38 million (8%) from fiscal 2020 to $493 million. Core sales increased $29 million (7%) year-over-year. The net sales increase included a $2 million (1%) decrease from strategic exits and divestitures of non-core product lines, net of current-year acquisitions, and a 2% favorable impact on sales due to changes in foreign currency exchange rates. The 7% increase in core sales was predominantly a result of broad-based market recovery, as our largest regions of the world returned to more normalized levels of activity in the second half of fiscal 2021.

Fiscal 2021 operating profit increased $16 million (25%) from the prior year. The operating profit increase was a result of a $24 million increase in gross profit as a result of the increased sales volumes, offset by the $8 million increase in selling, general, and administrative expenses ("SG&A"). The increase in SG&A expenses resulted from increased sales commissions, the cost of our fiscal 2021 bonus plan (the fiscal 2020 bonus plan was eliminated in response to the COVID-19 pandemic) and other discretionary spending cuts and government subsidy programs that provided a benefit in fiscal 2020, partially offset by the benefit of the restructuring plan first announced in March 2019 and expanded in fiscal 2020.
Fiscal 2020 compared to Fiscal 2019
Fiscal 2020 IT&S segment net sales decreased by $155 million (25%) from fiscal 2019 to $455 million. Core sales decreased $110 million (20%) year over year, while strategic exits and divestitures of non-core product lines, net of current-year acquisitions, accounted for $38 million (6%) of the decrease. Changes in foreign currency exchange rates favorably impacted sales comparisons by 1%. The 20% decrease in core sales predominantly was a result of the significant declines in volume in the third and fourth quarter due to impacts of the COVID-19 pandemic and volatile oil prices. In addition, global economic uncertainty, predominantly in North America, caused slight year-over-year declines from volume in the first half of the fiscal year, and there were lower year-over-year service sales in the fiscal year as large projects in the Middle East and Asia in fiscal 2019 did not repeat in fiscal 2020.
Fiscal 2020 operating profit decreased $36 million (35%) from the prior year. The operating profit decrease was a result of the $72 million decrease in gross profit as a result of the sales volume decline, partially offset by a $23 million decrease in SG&A and a $12 million decrease in impairment and divestiture charges. The $23 million decrease in SG&A was predominantly due to the benefit from restructuring actions and a decrease in commissions expense as a result of the reduction in sales volumes, in addition to cost-reduction measures in response to the COVID-19 pandemic including the termination of our fiscal 2020 bonus plan, furloughs and other temporary wage reduction programs, and other discretionary spending initiatives. We also received approximately $1.1 million of COVID-19 relief governmental support in certain foreign jurisdictions. With respect to impairment and divestiture charges, in fiscal 2020, we incurred a net benefit of $3 million due to the benefit from the divestitures of our Connectors and UNI-LIFT product lines, partially offset by the impairment and divestiture charges associated with the divestiture of our Milwaukee Cylinder business. In fiscal 2019, we incurred $6 million of impairment & divestiture charges associated with the impairment of a customer relationship intangible in connection with the strategic exit of certain North America service offerings and $3 million of trade name impairment & divestiture charges associated with a re-branding strategy to eliminate the use of certain secondary brands within the IT&S segment that were previously determined to be indefinite lived.
Corporate
Corporate consists of selling, general and administrative costs and expenses, including executive, legal, finance, human resources, and technology, that are not allocated to the segments based on their nature. Corporate expenses were $20 million in fiscal 2021 compared to $38 million in fiscal 2020. The decrease of $18 million is a result of the realization of savings from restructuring actions, the elimination of costs retained after the EC&S divestiture that were required to support the transition services agreement entered into as part of that sale, the reduction in business development costs and the gain, net of transaction costs and value-added taxes, resulting from the sale of our facility in China.
Corporate expenses were $38 million in fiscal 2020 as compared to $42 million in fiscal 2019. The decrease of $4 million is a result of the benefit from restructuring actions, positive experience in medical claims, and temporary cost-reduction actions in response to the COVID-19 pandemic, including the termination of our fiscal 2020 bonus plan, furloughs and other temporary wage reduction programs, and restrictions on travel and other discretionary spend. These were partially offset by $2 million of restructuring expenses associated with our strategic efforts to drive efficiency in the overall corporate structure (there were no restructuring charges in fiscal 2019) and an increase in business development costs, specifically costs associated with the acquisition of HTL Group.
Net financing costs were $5 million, $19 million and $28 million in fiscal 2021, 2020 and 2019, respectively. Fiscal 2021 financing costs decreased as a result of the cash pay off of our outstanding term loan in November 2019 and, in the fourth quarter of fiscal 2020, the retirement of the 5.625% Senior Notes through drawing on our revolving line of credit, which maintains a lower interest rate in the current interest rate environment. We have also reduced the principal on our outstanding credit facility by $80 million in fiscal 2021 through utilization of cash from operations. Fiscal 2020 net financing costs decreased from fiscal 2019 primarily as a result of the repayment of the term loan and retirement of 5.625% Senior Notes. These actions were partially offset due to $2 million of additional interest expense recorded due to the accelerated write off of the remaining capitalized debt issuance costs associated with the early payoff of the term loan and redemption of the Senior Notes.

Income Tax Expense
The Company's income tax expense or benefit is impacted by a number of factors, including, among others, the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. Pre-tax earnings, income tax expense and effective income tax rate from continuing operations for the past three fiscal years were as follows (in thousands):

	Year Ended August 31,
	2021	2020	2019
Earnings before income tax expense	$43,975	$7,849	$18,724
Income tax expense	3,763	2,292	10,657
Effective income tax rate	8.6%	29.2%	56.9%
The comparability of pre-tax earnings, income tax expense and the related effective income tax rates are impacted by impairment and other divestiture charges (benefits) as well as the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017, and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020. Fiscal 2021, 2020 and fiscal 2019 results included $6 million (expense), $3 million (benefit) and $23 million (expense) of impairment and divestiture charges, respectively. A substantial portion of these charges (benefits) do not result in a tax expense or benefit. The fiscal 2021 tax provision included a tax benefit of $8 million related to the lapse of statute of limitations on uncertain tax positions and a tax benefit $ 4 million related to the net operating loss carryback provision of the CARES Act. The fiscal 2020 tax provision included a tax benefit of $3 million related to legislative changes and additional guidance related to the TCJA compared to a tax benefit of $2 million from fiscal 2019.
Both the fiscal 2021 and prior-year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives. The fiscal 2021 effective tax rate was 8.6%, which is significantly lower than the fiscal 2020 effective tax rate of 29.2%. The decrease in the fiscal 2021 effective tax rate from the statutory 21% is largely driven by the lapse of the statute of limitations on uncertain tax positions and the one-time tax benefits related to the CARES Act in fiscal 2021 that will not repeat in future periods.
Items Impacting Comparability
On January 7, 2020, the Company acquired the stock of HTL Group ("HTL"), a provider of controlled bolting products, calibration and repair services, and tool rental services, which contributed net sales of $14 million and $6 million in fiscal 2021 and 2020, respectively. During fiscal 2020, the Company completed the sale of the UNI-LIFT and Connectors product lines, as well as the Milwaukee Cylinder business, which contributed combined net sales of $3 million and $18 million for the years ended August 31, 2020 and 2019, respectively.
Liquidity and Capital Resources
At August 31, 2021, cash and cash equivalents were $140 million, comprised of $128 million of cash held by foreign subsidiaries and $12 million held domestically. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$54	$(3)	$54
Net cash provided by investing activities	13	176	11
Net cash used in financing activities	(82)	(239)	(100)
Effect of exchange rate changes on cash	3	7	(5)
Net decrease in cash and cash equivalents	$(12)	$(59)	$(40)
Cash flow provided by operations was $54 million in fiscal 2021, an increase of $57 million from the prior year due to a $20 million increase in cash flows from discontinued operations driven by the timing of the divestiture of the EC&S segment in fiscal 2020 and an increase in net earnings from continuing operations of $35 million year over year. We generated $13 million of cash from investing activities in the current year as compared to $176 million in the prior-year period. The cash provided in fiscal 2020 was primarily generated from the sale of our EC&S segment as well as our Connectors and UNI-LIFT product lines, slightly offset by cash used for capital expenditures. In fiscal 2021, we sold our manufacturing facility in China for approximately $22 million and received approximately $3 million in proceeds associated with the death benefit for life insurance on legacy officers of the Company, which was offset by approximately $12 million of capital expenditures in the fiscal year. In fiscal 2021, our cash used in financing activities was primarily from the paydown of $80 million of principal on our outstanding credit facility with cash from operations and excess cash on hand.
Cash flow provided by operations was a use of $3 million in fiscal 2020, a decrease of $57 million from the prior year due to a $34 million decrease in cash flows from discontinued operations driven by the timing of the divestiture of the EC&S segment in the first quarter and a decrease in net earnings from continuing operations, exclusive of the impacts of impairment & divestiture (benefit) charges, of $26 million year over year. We generated $176 million of cash from investing activities in the fiscal 2020 from the divestiture of the EC&S business ($211 million, net, comprised of the sales price of $216 million, less closing costs of $3 million and $2 million of capital expenditures in fiscal 2020 prior to the divestiture date) and the divestiture of other non-core product lines ($10 million), offset by the HTL Group acquisition ($33 million) and capital expenditures ($12 million). In fiscal 2020, we utilized the proceeds of the sale of our EC&S segment to repay the remaining $175 million of outstanding principal on our term loan, utilized free cash flow and excess cash on hand to reduce the outstanding principal on our remaining debt by $33 million and also repurchased approximately 1 million shares of our outstanding common stock for $28 million.
The Company's senior credit facility is comprised of a $400 million revolving line of credit and a $200 million term loan both scheduled to mature in March 2024 (see Note 7, "Debt" in the notes to the consolidated financial statements for further details of the senior credit facility). As previously noted, the Company paid off the outstanding principal balance on the term loan in November 2019. Further, as noted in Note 7, "Debt", on June 15, 2020, the Company borrowed $295 million under the senior credit facility revolving line of credit to fund the redemption of all of the outstanding Senior Notes at par, plus the remaining accrued and unpaid interest, to reduce interest costs. Outstanding borrowings under the senior credit facility revolving line of credit were $175 million as of August 31, 2021. The unused credit line and amount available for borrowing under the revolving line of credit was $220 million at August 31, 2021.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (in millions):

	August 31, 2021		August 31, 2020
	$	PWC %	$	PWC %
Accounts receivable, net	$103	18%	$84	19%
Inventory, net	75	13%	69	16%
Accounts payable	(62)	(11)%	(45)	(10)%
Net primary working capital	$116	20%	$108	25%
Total primary working capital was $116 million at August 31, 2021, which increased from $108 million at August 31, 2020. The primary working capital increase related to increased accounts receivable as a result of the substantial increase in net sales in the fourth quarter of fiscal 2021 as a result of the return towards normalcy, as compared to fiscal 2020 where the fourth quarter was severely impacted by the COVID-19 pandemic. In response to the increased volume, we have increased inventory levels and purchases of inventory (Accounts Payable) which partially offset the increase in net primary working capital from the increase in accounts receivable.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $12 million for both fiscal 2021 and 2020, respectively, and $15 million in fiscal 2019. Capital expenditures for fiscal 2022 are expected to be $12 to $15 million, but could vary depending on business performance, changes in foreign currency exchange rates, the timing and extent of the impact from the COVID-19 pandemic and the amount of assets leased instead of purchased.
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
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at August 31, 2021 were $5 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $12 million at both August 31, 2021 and 2020, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
Contractual Obligations
Our predominant sources of contractual obligations include the payment of interest and principal on our outstanding line of credit, our operating lease portfolio, certain employee-related benefit plans and agreements with certain suppliers related to the procurement of inventory.
The timing of principal payments associated with our revolving line of credit are disclosed in Note 7, "Debt." We pay interest monthly based on prevailing interest rates at the time and the balance outstanding on our revolving line of credit.
Our lease contracts are primarily for real estate leases, vehicle leases, IT and manufacturing leases, information technology services and telecommunications services. See Note 10, "Leases" for future minimum lease payments associated with our lease portfolio.
We have long-term obligations related to our deferred compensation, pension and postretirement plans that are summarized in Note 11, “Employee Benefit Plans” in the notes to the consolidated financial statements.
As part of our global sourcing strategy, we have entered into agreements with certain suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer orders. We have the ability to notify the supplier that they no longer need to maintain the minimum level of inventory should we discontinue manufacturing a product during the contract period, however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time. These contracts allow for us to terminate with appropriate notice so long as we utilize the remaining inventory on hand at the supplier and there are no overall minimum volumes in these contracts other than what the supplier is required to maintain on hand at any given point in time.
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
Accounts receivable, net: Accounts receivable, net is recorded based on the contractual value of our accounts receivable, net of an estimated allowance for doubtful accounts representing management’s best estimate of the amount of receivables that are not probable of collection. Accounts receivable, net was $103 million as of August 31, 2021, which is net of a $4 million allowance for doubtful accounts. Our customer base generally consists of financially reputable distributors, agents, OEMs, and other customers with whom we have long standing relationships, and we have not experienced significant write off of accounts receivables as a percentage of our annual net sales (accounts receivable written off as a percentage of net sales was 0.1% for each the years ended August 31, 2021, 2020, and 2019, respectively). Recently, however, an agent through which we conduct a significant amount of business in an international jurisdiction, and which has historically been a slow but consistent payer, has delayed its payments to us beyond its customary practices and, in fact, failed to make any payment to us in the three month periods ended May 31, 2021 and August 31, 2021. At August 31, 2021, the agent, for whom we have outstanding receivables of $11 million as of August 31, 2021, has indicated it is temporarily unable to remit required payments to us because of disputes with tax authorities in its jurisdiction but intends to honor its payment obligations when it is able. Management's estimate of the allowance for doubtful accounts as of August 31, 2021 considered various factors associated with this agent, including, but not limited to (i) the lack of payment received in the six-month period ended August 31, 2021, (ii) our due diligence on balances due to the agent from their end customers related to sales of our product and the known markup on those sales from agent to end customer and (iii) the status of ongoing negotiations with the agent to secure payments. Actual collections from the agent may differ from our estimate, which could impact our financial position and results of operations.
Inventories:  Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 48% and 44% of total inventories at August 31, 2021 and 2020, respectively). If the LIFO method were not used, inventory balances would be higher than amounts presented in the consolidated balance sheet by $16 million and

$10 million at August 31, 2021 and 2020, respectively. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to net realizable value. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
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
Fiscal 2021 Impairment Charges: In the fourth quarter of fiscal 2021, the Cortland Industrial business lagged behind our IT&S segment with respect to recovery in demand from the COVID-19 pandemic. Further, though volumes did increase from previous quarters, it became clear that we were not on track to realize the annual savings from our footprint optimization actions at the pace initially projected. Therefore, in conjunction with our annual goodwill impairment assessment, we recorded a $6 million goodwill impairment charge associated with the Cortland Industrial reporting unit. See Note 6, "Goodwill, Intangible Assets, and Long-Lived Assets" in the notes to the consolidated financial statements for further discussion. The fiscal 2021 annual review of other reporting units performed in the fourth quarter did not result in any reporting units having an estimated fair value that exceeded the carrying value (expressed as a percentage of the carrying value) by less than 100%.
The fiscal 2020 annual review of the reporting units performed in the fourth quarter resulted in all reporting units having an estimated fair value that exceeded the carrying value.
Fiscal 2019 Impairment Charges: As a result of a triggering event in fiscal 2019, we recorded a $14 million goodwill impairment charge associated with the Cortland U.S. reporting unit. See Note 6, "Goodwill, Intangible Assets, and Long-Lived Assets" in the notes to the consolidated financial statements for further discussion.
In addition, as a result of the EC&S reporting unit being held for sale as of August 31, 2019, we recorded a $210 million impairment charge representing the excess of the net book value of the net assets of the reporting unit as compared to the anticipated proceeds less costs to sell which is recorded within "Loss from discontinued operations, net of Income Taxes" within the Consolidated Statements of Operations.
Indefinite-lived intangibles (tradenames): Indefinite-lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite-lived intangible assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required.
No material impairments were recorded in fiscal 2021 or fiscal 2020 as a result of triggering events or the annual impairment review of indefinite-lived intangible assets.
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
No long-lived asset impairment charges were recorded in fiscal 2021. The fact that the fair value of the Cortland Industrial reporting unit was less than its net book value was considered a triggering event, however, no impairments were recorded on the long-lived assets based on the results of the undiscounted cash flow analyses performed.
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
Also in the fourth quarter of fiscal 2019, in connection with the held-for-sale treatment of the remaining businesses within the EC&S segment, we recognized a $54 million impairment charge related to the recognition in earnings of the cumulative effect of foreign currency rate changes since acquisition of those businesses which is recorded in "Loss from discontinued operations" within the Consolidated Statements of Operations. See Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further discussion.
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
Employee Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2021 and 2020, the discount rates on domestic benefit plans were 2.55% and 2.40%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds with equity based strategies, mutual funds with fixed income based strategies, and U.S treasury securities. The expected return on domestic benefit plan assets was 4.2% and 4.6% for the fiscal years ended August 31, 2021 and 2020, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2021 domestic benefit plan expense.
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
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $25 million lower and operating profit would have been $3 million lower for the twelve months ended August 31, 2021. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2021 financial position would result in a $44 million reduction to equity (accumulated other comprehensive loss), as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Interest Rate Risk—In the current economic environment, we manage interest expense using a mixture of variable rate debt and fixed-interest-rate swaps. As of August 31, 2021, long term debt consisted of $175 million of borrowings under the revolving line of credit (variable rate debt). We were the fixed-rate payor on an interest rate swap that effectively fixed the LIBOR-based index on $100 million of borrowings under our revolving line of credit through August 31, 2021.
Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel, aluminum, plastic resin, brass, steel wire and rubber are subject to price fluctuations which could have a negative impact on our results. We strive to timely pass along such commodity price increases to customers to avoid profit margin erosion.

Item 8.        Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enerpac Tool Group Corp. and subsidiaries (the Company) as of August 31, 2021 and the related consolidated statements of operations, of comprehensive income (loss), of cash flows, and of shareholders’ equity in the year ended August 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2021, and the results of its operations and its cash flows for the year ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill in Other Segment

Description of the Matter	At August 31, 2021, the Company’s consolidated goodwill balance was $277.6 million. Goodwill associated with the Other segment was $12.5 million. As disclosed in Note 1 to the financial statements, Management tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In estimating fair value, management utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital.

Auditing management’s goodwill impairment test within the Other segment was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions over forecasted revenues, operating profit margins, and the weighted average cost of capital.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management's review of the significant assumptions used to develop the fair value estimates and controls over the completeness and accuracy of the underlying data used in the valuation.

To test the estimated fair value of the Company’s reporting units within the Other segment, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s valuation model, methodology, and the significant assumptions. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We reconciled the fair value of the reporting units in the Other segment to their carrying value and tested the Company’s determination of the assets and liabilities used within the reporting units that are the basis for the carrying value. In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company and assessed the adequacy of the Company’s goodwill valuation disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Milwaukee, Wisconsin
October 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Enerpac Tool Group Corp.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Enerpac Tool Group Corp. and its subsidiaries (the “Company”) as of August 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), of shareholders’ equity and of cash flows for each of the two years in the period ended August 31, 2020, including the related notes and schedule of valuation and qualifying accounts as of and for each of the two years in the period ended August 31, 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 26, 2020

We served as the Company's auditor from 1997 to 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on Internal Control over Financial Reporting

We have audited Enerpac Tool Group Corp. and subsidiaries’ internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enerpac Tool Group Corp. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 31, 2021 and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity in the year ended August 31, 2021, and the related notes and financial statement schedule listed in the accompanying index and our report dated October 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
October 25, 2021

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended August 31,
	2021	2020	2019
Net sales
Product	$411,888	$379,899	$478,946
Service & rental	116,772	113,393	175,812
Total net sales	528,660	493,292	654,758
Cost of products sold
Product	216,442	204,524	247,771
Service & rental	69,062	71,575	114,335
Total cost of products sold	285,504	276,099	362,106
Gross profit	243,156	217,193	292,652

Selling, general and administrative expenses	175,277	180,513	209,231
Amortization of intangible assets	8,176	8,323	8,922
Restructuring charges	2,392	7,335	4,156
Impairment & divestiture charges (benefit)	6,198	(3,159)	22,827
Operating profit	51,113	24,181	47,516
Financing costs, net	5,266	19,218	28,163
Other expense (income), net	1,872	(2,886)	629
Earnings before income tax expense	43,975	7,849	18,724
Income tax expense	3,763	2,292	10,657
Net earnings from continuing operations	40,212	5,557	8,067
Loss from discontinued operations, net of income taxes	(2,135)	(4,834)	(257,212)
Net earnings (loss)	$38,077	$723	$(249,145)

Earnings per share from continuing operations
Basic	$0.67	$0.09	$0.13
Diluted	$0.67	$0.09	$0.13

Loss per share from discontinued operations
Basic	$(0.04)	$(0.08)	$(4.21)
Diluted	$(0.04)	$(0.08)	$(4.18)

Earnings (loss) per share
Basic	$0.63	$0.01	$(4.07)
Diluted	$0.63	$0.01	$(4.04)

Weighted average common shares outstanding
Basic	60,024	59,952	61,151
Diluted	60,403	60,269	61,607

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2021	2020	2019
Net income (loss)	$38,077	$723	$(249,145)
Other comprehensive income, net of tax
Foreign currency translation adjustments	5,910	23,224	(27,527)
Recognition of foreign currency translation losses from divested businesses	—	51,994	34,909
Pension, other postretirement benefit plans, and cash flow hedges	1,830	(603)	(4,809)
Total other comprehensive income, net of tax	7,740	74,615	2,573
Comprehensive income (loss)	$45,817	$75,338	$(246,572)

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2021	2020
A S S E T S
Current assets
Cash and cash equivalents	$140,352	$152,170
Accounts receivable, net	103,233	84,170
Inventories, net	75,347	69,171
Other current assets	38,503	35,621
Total current assets	357,435	341,132
Property, plant and equipment, net	48,590	61,405
Goodwill	277,593	281,154
Other intangible assets, net	54,545	62,382
Other long-term assets	82,084	78,221
Total assets	$820,247	$824,294

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Trade accounts payable	$61,958	$45,069
Accrued compensation and benefits	21,597	17,793
Income taxes payable	5,674	1,937
Other current liabilities	45,535	40,723
Total current liabilities	134,764	105,522
Long-term debt, net	175,000	255,000
Deferred income taxes	4,397	1,708
Pension and postretirement benefit liabilities	17,783	20,190
Other long-term liabilities	76,105	82,648
Total liabilities	408,049	465,068
Commitments and contingencies (Note 16)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,021,654 and 82,593,945 shares, respectively	16,604	16,519
Additional paid-in capital	202,971	193,492
Treasury stock, at cost, 22,799,230 and 22,799,230 shares, respectively	(667,732)	(667,732)
Retained earnings	953,339	917,671
Accumulated other comprehensive loss	(92,984)	(100,724)
Stock held in trust	(3,067)	(2,562)
Deferred compensation liability	3,067	2,562
Total shareholders' equity	412,198	359,226
Total liabilities and shareholders' equity	$820,247	$824,294
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2021	2020	2019
Operating Activities
Net earnings (loss)	$38,077	$723	$(249,145)
Less: Net loss from discontinued operations	(2,135)	(4,834)	(257,212)
Net earnings from continuing operations	40,212	5,557	8,067
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges (benefit), net of tax effect	5,586	(2,506)	20,930
Depreciation and amortization	21,611	20,720	20,217
Stock-based compensation expense	9,215	9,624	10,882
Provision (benefit) for deferred income taxes	9,639	(7,819)	3,955
Amortization of debt issuance costs	480	2,549	1,200
Other non-cash (benefits) charges	(9,172)	1,204	405
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(19,113)	44,749	(4,993)
Inventories	(5,857)	8,960	(7,760)
Trade accounts payable	16,695	(32,081)	6,858
Prepaid expenses and other assets	(18,812)	7,828	5,269
Income tax accounts	(4,293)	(7,306)	(913)
Accrued compensation and benefits	3,631	(9,845)	(8,368)
Other accrued liabilities	5,038	(23,635)	(14,846)
Cash provided by operating activities - continuing operations	54,860	17,999	40,903
Cash (used in) provided by operating activities - discontinued operations	(677)	(21,158)	12,942
Cash provided by (used in) operating activities	54,183	(3,159)	53,845

Investing Activities
Capital expenditures	(12,019)	(12,053)	(14,923)
Proceeds from sale of property, plant and equipment	22,409	708	1,462
Proceeds from company owned life insurance policies	2,911	—	—
Cash paid for business acquisitions, net of cash acquired	—	(33,298)	—
Proceeds from sale of business, net of transaction costs	—	10,226	—
Other investing activities	—	(710)	—
Cash provided by (used in) investing activities - continuing operations	13,301	(35,127)	(13,461)
Cash provided by investing activities - discontinued operations	—	211,200	24,507
Cash provided by investing activities	13,301	176,073	11,046

Financing Activities
Principal repayments on revolving credit facility	(90,000)	(140,000)	—
Principal repayments on term loan	—	(175,000)	(72,500)
Borrowings on revolving credit facility	10,000	395,000	—
Redemption of 5.625% Senior Notes	—	(287,559)	—
Payment for redemption of term loan	—	—	(200,000)
Proceeds from issuance of term loan	—	—	200,000
Purchase of treasury shares	—	(27,520)	(22,481)
Stock options, taxes paid related to the net share settlement of equity awards & other	128	(1,428)	(2,097)
Payment of cash dividend	(2,394)	(2,419)	(2,439)
Cash used in financing activities - continuing operations	(82,266)	(238,926)	(99,517)
Cash provided by financing activities - discontinued operations	750	—	—
Cash used in financing activities	(81,516)	(238,926)	(99,517)

Effect of exchange rate changes on cash	2,214	7,031	(4,713)
Net decrease in cash and cash equivalents	(11,818)	(58,981)	(39,339)
Cash and cash equivalents - beginning of period	152,170	211,151	250,490
Cash and cash equivalents - end of period	$140,352	$152,170	$211,151
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2018	81,424	$16,285	$167,448	$(617,731)	$1,166,955	$(174,245)	$(2,450)	$2,450	$558,712
Net loss	—	—	—	—	(249,145)	—	—	—	(249,145)
Other comprehensive income, net of tax	—	—	—	—	—	2,573	—	—	2,573
Stock contribution to employee benefit plans and other	20	4	492	—	—	—	—	—	496
Restricted stock awards	375	75	(75)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,419)	—	—	—	(2,419)
Treasury stock repurchases	—	—	—	(22,481)		—	—	—	(22,481)
Stock based compensation expense	—	—	13,318	—	—	—	—	—	13,318
Stock option exercises	65	13	1,391	—	—	—	—	—	1,404
Tax effect related to net share settlement of equity awards	—	—	(1,872)	—	—	—	—	—	(1,872)
Stock issued to, acquired for and distributed from rabbi trust	35	7	511	—	—	—	(620)	620	518
Adoption of accounting standards	—	—	—	—	75	—	—	—	75
Balance at August 31, 2019	81,919	16,384	181,213	(640,212)	915,466	(171,672)	(3,070)	3,070	301,179
Net income	—	—	—	—	723	—	—	—	723
Other comprehensive income, net of tax	—	—	—	—	—	74,615	—	—	74,615
Stock contribution to employee benefit plans and other	23	5	456	—	—	—	—	—	461
Restricted stock awards	484	96	(96)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,391)	—	—	—	(2,391)
Treasury stock repurchases	—	—	—	(27,520)	—	—	—	—	(27,520)
Stock based compensation expense	—	—	13,309	—	—	—	—	—	13,309
Stock option exercises	145	29	2,602	—	—	—	—	—	2,631
Tax effect related to net share settlement of equity awards	—	—	(4,286)	—	—	—	—	—	(4,286)
Stock issued to, acquired for and distributed from rabbi trust	23	5	294	—	—	—	508	(508)	299
Adoption of accounting standards	—	—	—	—	3,873	(3,667)	—	—	206
Balance at August 31, 2020	82,594	16,519	193,492	(667,732)	917,671	(100,724)	(2,562)	2,562	359,226
Net income	—	—	—	—	38,077	—	—	—	38,077
Other comprehensive income, net of tax	—	—	—	—	—	7,740	—	—	7,740
Stock contribution to employee benefit plans and other	17	4	359	—	—	—	—	—	363
Restricted stock awards	282	56	(56)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,409)	—	—	—	(2,409)
Treasury stock repurchases	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	9,215	—	—	—	—	—	9,215
Stock option exercises	104	20	2,188	—	—	—	—	—	2,208
Tax effect related to net share settlement of equity awards	—	—	(2,445)	—	—	—	—	—	(2,445)
Stock issued to, acquired for and distributed from rabbi trust	25	5	218	—	—	—	(505)	505	223
Balance at August 31, 2021	83,022	$16,604	$202,971	$(667,732)	$953,339	$(92,984)	$(3,067)	$3,067	$412,198
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Nature of Operations:  Enerpac Tool Group Corp. (the “Company”), is a global manufacturer of a broad range of industrial products and solutions, organized into two operating segments. The Industrial Tools & Services segment ("IT&S"), the Company's only reportable segment, is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the infrastructure, industrial maintenance, infrastructure, repair, and operations, oil & gas, mining and alternative and renewable energy and construction markets.
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
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead. A majority of inventory is recorded on the first-in, first-out or average cost method and is stated at the lower of cost or net realizable value. A portion of U.S. owned inventory is determined using the last-in, first-out (“LIFO”) method (48.4% and 44.1% of total inventories as of August 31, 2021 and 2020, respectively). If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $15.9 million and $10.2 million at August 31, 2021 and 2020, respectively.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets which are rented to customers of our IT&S segment. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Depreciation expense was $13.4 million, $12.4 million and $11.3 million for the years ended August 31, 2021, 2020 and 2019, respectively. The following is a summary of the Company's components of property, plant and equipment (in thousands):

	August 31, 2021	August 30, 2020
Land, buildings and improvements	$16,617	$33,548
Machinery and equipment	145,541	134,536
Gross property, plant and equipment	162,158	168,084
Less: Accumulated depreciation	(113,568)	(106,679)
Property, plant and equipment, net	$48,590	$61,405
Leases: We determine if an arrangement contains a lease in whole or in part at the inception of the contract and identify classification of the lease as financing or operating. We account for the underlying operating lease asset at the individual lease level. Operating leases are recorded as operating lease right-to-use (“ROU”) assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
Leases with the duration of less than one-year are not recognized on the balance sheet and are expensed on a straight-line basis over the lease term. In addition, we do not separate lease components from non-lease components for all asset classes.
Goodwill and Other Intangible Assets: Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to annual impairment testing. Other intangible assets with definite lives, consisting primarily of purchased customer relationships, patents, trademarks and tradenames, are amortized over periods from one to twenty-five years.
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
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a rollforward of the changes in product warranty reserves for fiscal years 2021 and 2020 (in thousands):

	2021	2020
Beginning balance	$892	$1,145
Provision for warranties	1,580	677
Warranty payments and costs incurred	(1,171)	(934)
Warranty activity for divested businesses	—	(27)
Impact of changes in foreign currency rates	(1)	31
Ending balance	$1,300	$892
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
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs.The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $4.2 million and $5.0 million at August 31, 2021 and 2020, respectively.
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
Research and Development Costs: Research and development costs consist primarily of an allocation of overall engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $7.4 million, $7.3 million and $9.3 million in fiscal 2021, 2020 and 2019, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $1.8 million, $2.6 million and $0.2 million in fiscal 2021, 2020 and 2019, respectively. In addition, as a result of the EC&S divestiture and the transition services agreement entered into with the buyer, the Company recorded $4.9 million of other income from providing the agreed upon services in fiscal 2020.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $0.7 million, $0.8 million and $0.7 million for fiscal 2021, 2020 and 2019, respectively.
Income Taxes: The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings, are recognized as a reduction of the provision for income taxes in the year in which they are available for U.S. tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries, as such earnings are intended to be indefinitely reinvested to the extent the remittance does not result in an incremental U.S. tax liability. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and treats any taxes due on future U.S. inclusions in taxable income under the Global Intangible Low-Taxed Income ("GILTI") provision as a current period tax expense.
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
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2021	2020
Foreign currency translation adjustments	$69,986	$75,896
Pension and other postretirement benefit plans	22,998	24,750
Unrecognized losses on cash flow hedges	—	78
Accumulated other comprehensive loss	$92,984	$100,724
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over-time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact to varying extents, the global economy. The Company's operating results and financial position will continue to be subject to the general economic conditions created by the pandemic, and the duration and extent to which the pandemic's effects impact the Company's business will depend on future developments, including the

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
distribution and long-term effectiveness of vaccines globally, the impact of COVID-19 variants, such as the Delta variant, and the impact of therapeutics in minimizing its negative effects on macroeconomic conditions, which still remain uncertain.
The Company manages the profitability of its product and service & rental categories on a combined basis given the complexity of the business model. This model includes providing integrated product and service solutions resulting in facilities that generate revenues from both product and service & rental categories, which also have indirect and facility overhead costs included in cost of sales. As such, judgment and estimates are required to disaggregate product and service & rental cost of sales including allocating indirect and facility overhead costs between cost of product sales and the cost of service & rental sales. Changes in these judgments and estimates could materially change the allocation of the indirect and facility overhead costs to the different sales categories and the resulting ratio of cost of sales to net sales by category. Because the sales mix heavily favors the product category, a change in the mix of cost of sales between the sales categories would have a more significant impact on the ratio of cost of sales to net sales for the service & rental category. In addition, due to the recent changes in our business model, which includes the integration of the Enerpac and Hydratight businesses within the IT&S segment, the decision to exit certain non-strategic businesses and product lines, and the restructuring actions taken by the Company, the historical ratios of cost of sales to net sales by category may not be indicative of future ratios of cost of sales to net sales by category.
Recently Adopted Accounting Pronouncements
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The guidance is effective for the Company in the first quarter of fiscal 2022 with early adoption permitted. The adoption is not expected to have a material effect on our consolidated financial statements.
Note 2. Revenue from Contracts with Customers
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and rope solutions are recorded when control is transferred to the customer (i.e., performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. For certain other products that are highly customized and have a limited alternative use, and for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Year Ended August 31,
	2021	2020
Revenues recognized at point in time	$396,457	$361,359
Revenues recognized over time	132,203	131,933
Total	$528,660	$493,292
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	August 31,
	2021	2020
Receivables, which are included in accounts receivable, net	$103,233	$84,170
Contract assets, which are included in other current assets	8,551	6,145
Contract liabilities, which are included in other current liabilities	3,410	2,145
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
amount of receivables that will not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $4.2 million and $5.0 million at at August 31, 2021 and 2020, respectively.
Concentration of credit risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of August 31, 2021 the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 10.4% of the Company's outstanding accounts receivable.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of August 31, 2021, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.4 million will be recognized in net sales from satisfying those performance obligations within the next twelve months with an immaterial amount recognized in periods thereafter.
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
Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a new restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplifies and flattens the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Restructuring charges associated with this plan were $2.1 million and $6.6 million for the year ended August 31, 2021 and 2020, respectively. Significant charges associated with this plan are not expected in future periods.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following rollforwards summarize restructuring reserve activity for the IT&S reportable segment and corporate (in thousands):

	Year Ended August 31, 2021
	IT&S	Corporate
Balance as of August 31, 2020	$1,443	$267
Restructuring charges	2,096	9
Cash payments	(1,791)	(250)
Impact of changes in foreign currency rates	(11)	—
Balance as of August 31, 2021	$1,737	$26

	Year Ended August 31, 2020
	IT&S	Corporate
Balance as of August 31, 2019	$2,912	$—
Restructuring charges	4,520	2,073
Cash payments	(5,458)	(1,286)
Other non-cash uses of reserve (1)	(554)	(521)
Impact of changes in foreign currency rates	23	1
Balance as of August 31, 2020	$1,443	$267
(1) Majority of non-cash uses of reserve represents accelerated equity vesting with employee severance agreements.
Total restructuring charges (inclusive of the Other segment) being reported in "Restructuring charges" were $2.4 million for the year ended August 31, 2021. Restructuring charges for the year ended August 31, 2020 were $8.1 million which included approximately $0.8 million of charges being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges."
Restructuring expenses related to Cortland U.S. (Other Segment) were $0.3 million in the year ended August 31, 2021. The year ended August 31, 2020, included $1.6 million of restructuring charges which included approximately $0.8 million of charges reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported in "Restructuring charges." Restructuring reserves for Cortland U.S. were $0.1 million and $0.4 million for the year ended August 31, 2021 and 2020, respectively.
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
This acquisition generated net sales of $13.6 million and $6.3 million for the year ended August 31, 2021 and 2020, respectively, which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.
Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a sales price of approximately $215.8 million, inclusive of $1.3 million of purchase price from the customary finalization of working capital negotiations. Approximately $3.0 million of the purchase price was to be paid in four equal quarterly installments after closing, of which $0.7 million was received in the year ended August 31, 2021 (this final payment was received greater than one year from the divestiture date and, as such, is reflected in "Cash provided by financing activities - discontinued operations" within

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
the Consolidated Statements of Cash Flows). In connection with the completion of the sale and after consideration of working capital adjustments, the Company recorded, in fiscal 2020, a net loss of $4.7 million comprised of a loss of $23.0 million representing the excess of the net assets (exclusive of deferred tax assets and liabilities associated with subsidiaries of the Company whose stock was sold as part of the transaction) as compared to the purchase price less costs to sell and the recognition in earnings of the cumulative effect of foreign currency exchange gains and losses during the year largely offset by an income tax benefit of $18.3 million associated with the write off of the net deferred tax liability on subsidiaries of the EC&S segment for which the stock was divested. The Company also recognized in conjunction with the completion of the sale an additional $3.3 million of impairment & divestiture costs associated with the accelerated vesting of restricted stock awards associated with employees terminated as part of the transaction and $2.7 million of additional divestiture charges which were necessary to complete the transaction. The Company maintains financial exposure associated with this divestiture due to certain retained liabilities of which said activity is recorded in "loss from discontinued operations, net of income taxes" within the Consolidated Statements of Operations for the periods subsequent to the divestiture.
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
As the aforementioned divestitures were a part of our strategic shift to become a pure-play industrial tools and services company, the results of their operations (including the stated impairment & divestiture charges) are recorded as a component of "Loss from discontinued operations, net of income taxes" in the Consolidated Statements of Operations for all periods presented.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Consolidated Statements of Operations (in thousands):

	Year Ended August 31,
	2021	2020 *	2019
Net sales	$—	$67,010	$459,144
Cost of products sold	—	49,749	344,563
Gross profit	—	17,261	114,581

Selling, general and administrative expenses	1,456	11,561	68,339
Amortization of intangible assets	—	—	5,666
Restructuring (benefit) charges	—	(11)	1,779
Impairment & divestiture charges**	—	28,972	286,175
Operating loss	(1,456)	(23,261)	(247,378)

Financing costs, net	—	14	124
Other (income) expense, net	—	(104)	1,922
Loss before income tax expense (benefit)	(1,456)	(23,171)	(249,424)

Income tax expense (benefit)	679	(18,337)	7,788
Net loss from discontinued operations	$(2,135)	$(4,834)	$(257,212)
* "Loss from discontinued operations, net of income taxes" for the year ended August 31, 2020 presented in the table above includes the results of the EC&S segment for the two months ended October 31, 2019 (the divestiture date) as well as the ancillary impacts from certain retained liabilities subsequent to the divestiture. As a result of the classification of the segment as assets and liabilities held for sale for the two months ended October 31, 2019, the Company did not record amortization or depreciation expense in the results of operations in accordance with GAAP. Furthermore, the Company excluded EC&S segment employees from the fiscal 2020 bonus compensation plan, accordingly there are no expenses associated with the plan for that period.
** In addition to the impairment & divestiture charges discussed above, the Company also incurred approximately $10.5 million of divestiture charges in fiscal 2019 related to the, at the time, anticipated divestiture of EC&S.
Other Divestiture Activities
On September 20, 2019, the Company completed the sale of the UNI-LIFT product line, a component of our Milwaukee Cylinder business (IT&S segment), for net cash proceeds of $7.5 million (inclusive of the settlement of working capital adjustments and the buyer achieving certain criteria which met the requirement for payment of $1.5 million of contingent proceeds). The transaction resulted in an impairment & divestiture benefit of $6.3 million for the year ended August 31, 2020 recorded as an "Impairment & divestiture benefit" within the Consolidated Statements of Operations.
After the sale of the UNI-LIFT product line, the Company determined that the remaining Milwaukee Cylinder business was a non-core asset, did not align with the strategic objectives of the Company and, as a result, the Company committed to a plan to sell this business. The Company completed the divestiture of the Milwaukee Cylinder business on December 2,
2019 for a negligible amount. The Company recorded impairment & divestiture charges of $4.5 million for the year ended August 31, 2020 comprised of impairment charges of $2.5 million representing the excess of net assets held for sale compared to the anticipated proceeds less costs to sell, $1.7 million associated with our withdrawal from the multi-employer pension plan associated with that business and $0.3 million of other divestiture related charges and true-ups of retained liabilities.
The historical results of the Milwaukee Cylinder business, inclusive of the UNI-LIFT product line, (which had net sales of $2.9 million and $13.2 million in the year ended August 31, 2020 and 2019, respectively) are not material to the consolidated financial results.
On October 22, 2019, the Company completed the sale of the Connectors product line (IT&S segment) for net cash proceeds of $2.7 million, which resulted in an impairment & divestiture benefit of $1.0 million in the year ended August 31, 2020. The historical results of the Connectors product line (which had net sales of $0.2 million and $5.0 million for the year ended August 31, 2020 and 2019, respectively) are not material to the consolidated financial results.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2021 and 2020 by operating segment are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2019	$242,873	$17,542	$260,415
Acquisition of HTL Group (Note 4)	11,261	—	11,261
Impact of changes in foreign currency rates	9,403	75	9,478
Balance as of August 31, 2020	263,537	17,617	281,154
Impairment charge	—	(5,656)	(5,656)
Impact of changes in foreign currency rates	1,550	545	2,095
Balance as of August 31, 2021	$265,087	$12,506	$277,593
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2021			August 31, 2020
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$142,453	$114,463	$27,990	$141,853	$106,491	$35,362
Patents	12	14,492	13,688	804	14,365	13,228	1,137
Trademarks and tradenames	12	3,307	2,391	916	3,277	2,257	1,020
Indefinite lived intangible assets:
Tradenames	N/A	24,835	—	24,835	24,863	—	24,863
		$185,087	$130,542	$54,545	$184,358	$121,976	$62,382
The Company estimates that amortization expense for future years is estimated to be $7.5 million in fiscal 2022, $5.9 million in fiscal 2023, $4.2 million in fiscal 2024, $3.5 million in fiscal 2025, $2.0 million in fiscal 2026 and $6.6 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
Fiscal 2021 Impairment Charges
In the fourth quarter of fiscal 2021, the Cortland Industrial business lagged behind our IT&S segment with respect to recovery in demand from the COVID-19 pandemic. Further, though volumes did increase from previous quarters, it became clear that the business was not on track to realize the annual savings from the prior years' footprint optimization actions at the pace initially projected. Therefore, in conjunction with our annual goodwill impairment assessment, the Company recognized a $5.7 million goodwill impairment charge associated with the Cortland Industrial reporting unit (Other Segment) within "Impairment & divestiture charges (benefit)" in the Consolidated Statements of Operations.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 7.    Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	August 31,
	2021	2020
Senior Credit Facility
Revolver	$175,000	$255,000
Total long-term debt, less current maturities	$175,000	$255,000
Senior Credit Facility
In March 2019, the Company entered into a senior credit facility (the "Senior Credit Facility") with a syndicate of banks, to among other things, (i) expand the multi-currency revolving line of credit from $300 million to $400 million, (ii) extend the maturity of the Company's Senior Credit Facility from May 2020 to March 2024 (no required principal payments prior to maturity) and (iii) modify certain other provisions of the credit agreement including a reduction in pricing. The Senior Credit Facility was initially comprised of a $400 million revolving line of credit and a $200 million term loan.
In November 2019, the Company used the proceeds from the sale of the EC&S segment to pay off the outstanding principal balance on the term loan ($175.0 million). In conjunction with the repayment, the Company expensed, within "Financing costs, net" in the Consolidated Statements of Operations, the remaining $0.6 million of associated capitalized debt issuance costs.
In June 2020, the Company borrowed $295.0 million under the Senior Credit Facility revolving line of credit, which was used by the Company to redeem all of the outstanding Senior Notes plus accrued interest (see additional information on the Senior Notes below). In conjunction with the redemption of the Senior Notes, the Company expensed, within "Financing costs, net" in the Consolidated Statements of Operations, the remaining $1.0 million of associated capitalized debt issuance costs.
To reduce interest costs the Company paid down $80.0 million on the revolving line of credit in the year ended August 31, 2021, with available cash on hand. At August 31, 2021, there were $175 million borrowings under the revolving line of credit and $220.3 million of available borrowing capacity under the revolving line of credit.
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
The Company was in compliance with all financial covenants at August 31, 2021. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
Senior Notes
On April 16, 2012, the Company issued $300 million of 5.625% Senior Notes due 2022 (the “Senior Notes”), of which none remain outstanding. The Senior Notes included a call feature that allowed the Company to redeem them anytime on or after June 15, 2017 at stated redemption prices that reduced to 100% on June 15, 2020, plus accrued and unpaid interest. In order to reduce interest costs, in June 2020, the Company redeemed all of the outstanding Senior Notes at a price equal to 100% of the principal amount thereof, plus the settlement of accrued and unpaid interest.
Cash Paid for Interest
The Company made cash interest payments of $3.7 million, $18.7 million and $26.3 million in fiscal 2021, 2020 and 2019, respectively.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2021 and 2020 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of less than $0.1 million at August 31, 2021 and a net asset of less than $0.2 million at August 31, 2020. The fair value of the foreign currency exchange contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
As discussed in Note 4, "Acquisitions", the Company acquired HTL Group in the year ended August 31, 2020 and recorded the assets acquired and liabilities assumed at fair value, of which the most significant judgments were associated with intangible assets (including tradenames, customer relationships and patents) and property, plant and equipment. As discussed in Note 6, “Goodwill, Intangible Assets and Long-Lived Assets”, the Company recorded impairments to Goodwill in the year ended August 31, 2021 and on indefinite-lived tradenames and customer relationships in the fourth quarter of the year ended December 31, 2019. The fair value of the Goodwill, tradenames, customer relationships and patents acquired and/or impaired were determined utilizing generally accepted valuation techniques, specifically, forecasting future revenues and/or using a market royalty rate. The fair value of property, plant and equipment were also determined utilizing generally accepted valuation techniques, specifically utilizing an approach of assessing the replacement/reproduction cost of a new asset and adjusting for the asset's current physical deterioration. These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
Note 9.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $16.0 million and $16.7 million at August 31, 2021 and 2020, respectively. The fair value of outstanding foreign currency exchange contracts was a liability of less than $0.1 million at August 31, 2021 and an asset of less than $0.2 million at August 31, 2020. Net foreign currency losses (included in "Other expense (income)" in the Consolidated Statements of Operations) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2021	2020	2019
Foreign Currency losses	$(63)	$(594)	$(292)
The Company was the fixed-rate payor on an interest rate swap contract that fixed the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carried a fixed rate of 0.259% and expired in August 2021. The swap agreement qualified as a hedging instrument and was designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of $0.1 million and a loss of $0.1 million in the year ended August 31, 2021 and 2020, respectively, was recorded in other comprehensive income.
Note 10.    Leases
As of August 31, 2021, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have significant finance leases during the year ended August 31, 2021. Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
During the year ended August 31, 2021, the Company sold and subsequently leased back a portion of its manufacturing facility in China as part of a global footprint rationalization initiative. In connection with the transaction, the Company recognized a gain of $10.0 million. The gain is recorded in "Selling, general and administrative expenses" within the Consolidated Statements of Operations and in "Other non-cash (benefits) charges" within the Consolidated Statements of Cash Flows. The Company also incurred $4.6 million of closing related costs and value-added and land taxes associated with this transaction also included in "Selling, general and administrative expenses" within the Consolidated Statements of Operations.
The components of lease expense for the year ended August 31, 2021 and 2020 were as follows (in thousands):

	Year Ended August 31,
	2021	2020
Lease Cost:
Operating lease cost	$15,170	$15,713
Short-term lease cost	1,611	1,508
Variable lease cost	3,086	2,244
Supplemental cash flow and other information related to leases for the year ended August 31, 2021 and 2020 were as follows (in thousands):

	Year Ended August 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,240	$15,768

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,197	5,727
Supplemental balance sheet information related to leases at August 31, 2021 and 2020 were as follows (in thousands):

	August 31, 2021	August 31, 2020
Operating leases:
Other long-term assets	$51,589	$48,733

Other current liabilities	11,917	11,870
Other long-term liabilities	40,568	38,079
Total operating lease liabilities	$52,485	$49,949

Weighted Average Remaining Lease Term (in years):
Operating leases	6.7 years	7.6 years

Weighted Average Discount Rate:
Operating leases	4.3%	4.4%

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2021 is as follows (in thousands):

Operating Leases
2022	$13,793
2023	11,589
2024	9,485
2025	7,436
2026	4,713
Thereafter	13,869
Total minimum lease payments	60,885
Less imputed interest	(8,400)
Present value of net minimum lease payments	$52,485
As of August 31, 2021, we have an additional operating lease of $2.4 million, for real estate, that has not yet commenced and therefore is not reflected on the consolidated balance sheet nor in the tables above. This operating lease commences in fiscal 2022 with a lease term of 6.3 years. All other leases not yet commenced are considered immaterial to our financial statements
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2021	2020
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$49,640	$47,400
Interest cost	1,156	1,331
Actuarial (gain) loss	(729)	4,131
Benefits paid	(2,920)	(3,222)
Benefit obligation at end of year	$47,147	$49,640
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$39,935	$40,412
Actual return on plan assets	1,990	2,562
Company contributions	691	183
Benefits paid from plan assets	(2,920)	(3,222)
Fair value of plan assets at end of year	39,696	39,935
Funded status of the plans (underfunded)	$(7,451)	$(9,705)
The following table provides detail on the Company’s domestic net periodic benefit expense (in thousands):

	Year ended August 31,
	2021	2020	2019
Interest cost	$1,156	$1,331	$1,694
Expected return on assets	(1,610)	(1,770)	(2,208)
Amortization of actuarial loss	1,322	1,212	990
Net periodic benefit expense	$868	$773	$476
As of August 31, 2021 and 2020, $19.5 million and $21.4 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2022, $1.2 million of these actuarial losses are expected to be recognized in net periodic benefit cost.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2021	2020	2019
Assumptions for benefit obligations:
Discount rate	2.55%	2.40%	2.90%
Assumptions for net periodic benefit cost:
Discount rate	2.40%	2.90%	4.05%
Expected return on plan assets	4.20%	4.60%	5.75%
Prior to fiscal 2019, the Company focused on employing a total-return-on-investment approach for its pension plan assets whereby a mix of equity and fixed income investments were used to maximize the long-term return for plan assets, at prudent levels of risk. During fiscal 2019, the Company made a strategic decision to shift the focus to an objective to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. At this time, the plan portfolio is significantly invested in duration-matched fixed income securities, which aligns to the plan's previously planned asset investment mix of 70% fixed income securities and 30% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Based on the current funded status of the plan, the plan will rebalance with an investment mix of 50% fixed income securities and 50% equity securities by the end of the period ending November 30, 2021. Investment risk is measured and monitored on an ongoing basis. At August 31, 2021, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 5.45%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market and our updated 50% investment mix between fixed income and equity securities.
The U.S. pension plan investment allocations by asset category were as follows (in thousands):

	Year Ended August 31,
	2021	%	2020	%
Cash and cash equivalents	$—	—%	$—	—%
Income receivable	49	0.1	55	0.1
Fixed income securities:
U.S. Treasury Securities	4,825	12.2	5,206	13.0
Corporate Bonds	—	—	—	—
Mutual funds	23,564	59.3	23,091	57.9
	28,389	71.5	28,297	70.9
Equity securities:
Mutual funds	11,258	28.4	11,583	29.0
Total plan assets	$39,696	100.0%	$39,935	100.0%
The fair value of mutual funds are based on unadjusted quoted market prices and therefore are classified as Level 1 within the fair value hierarchy under GAAP. U.S. Treasury Securities and Corporate Bonds are valued using Level 2 inputs, as defined in Note 8, “Fair Value Measurements.”
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $2.9 million for fiscal 2022 and $3.1 million per year for each of the next four years and $14.5 million in aggregate for the following five years. The Company made a contribution of $0.6 million to the U.S. pension plans in September of fiscal 2021. The Company plans to contribute $0.1 million to the plan in fiscal 2022.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Foreign Defined Benefit Pension Plans
The Company has eight significant foreign defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the foreign defined benefit pension plans are inactive and no longer earning additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s significant foreign defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2021	2020
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$14,297	$15,103
Employer service costs	116	284
Interest cost	198	171
Actuarial loss/(gain)	51	(495)
Benefits paid	(293)	(300)
Plan amendments	—	—
Curtailments	—	(1,687)
Currency impact	52	1,221
Benefit obligation at end of year	$14,421	$14,297
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$8,980	$8,118
Actual return on plan assets	532	69
Company contributions	56	323
Benefits paid from plan assets	(293)	(300)
Currency impact	121	770
Fair value of plan assets at end of year	9,396	8,980
Funded status of the plans (underfunded)	$(5,025)	$(5,317)
The following table provides detail on the Company’s foreign net periodic benefit expense (in thousands):

	Year ended August 31,
	2021	2020	2019
Employer service costs	$116	$284	$450
Interest cost	198	171	257
Expected return on assets	(347)	(357)	(345)
Amortization of net prior service credit	4	(18)	(65)
Amortization of net loss	139	205	263
Income of special events	—	(728)	(56)
Net periodic benefit expense (income)	$110	$(443)	$504

The weighted average discount rate utilized for determining the benefit obligation at August 31, 2021 and 2020 was 1.3% and 1.4%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 3.9%. During fiscal 2022, the Company does not anticipate contributing to these pension plans.
In fiscal 2020, the Company moved certain employees in a foreign pension plan into a multi-employer pension plan which triggered a curtailment. The curtailment resulted in a reduction to the projected benefit obligation of that plan of $1.7 million, of which $0.7 million was recorded as a component of Other expense (income), net within the Consolidated Statements of Operations and the remaining $1.0 million was recorded through Other comprehensive income on the Consolidated Statements of Comprehensive Income (Loss).
Projected benefit payments to participants in the these foreign plans are $0.3 million in each of the following five fiscal years and $2.2 million in aggregate for the following five years.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $2.3 million and $2.4 million at August 31, 2021 and 2020, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 6.5%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of $0.2 million, $0.3 million and $0.1 million for the year ended August 31, 2021, 2020 and 2019, respectively. Benefit payments from the plan are funded through participant contributions and Company contributions. Benefit payments are projected to be $0.2 million in fiscal 2022.
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
While contributions vary, the Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In response to the COVID-19 pandemic, the Company temporarily suspended its 401(k) match in May 2020 (fiscal 2020) and reinstated the 401(k) match in January 2021 (fiscal 2021). In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of the end of the plan year. The discretionary contribution has a three-year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2021. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of its Class A common stock and contributed into each eligible participant’s deferred compensation plan. In fiscal 2019 the Company contributed $0.1 million to eligible participants; no contributions were made in fiscal 2021 or 2020. Expense recognized related to the 401(k) plan totaled $1.1 million, $1.4 million and $2.7 million for the year ended August 31, 2021, 2020 and 2019, respectively.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $1.3 million obligation at both August 31, 2021 and 2020. Expense recognized for the SERP Plan was $0.1 million, $0.3 million and $0.4 million for fiscal 2021, 2020 and 2019, respectively.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation and restricted stock units vesting in order to provide future savings benefits. Eligibility is limited to employees who earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, a defined set of mutual funds, and/or, with respect to deferrals of restricted stock units, in Company common stock. The fixed income and mutual fund portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $14.5 million and $15.7 million are included in the consolidated balance sheets at August 31, 2021 and 2020, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $1.2 million, $1.1 million and $1.4 million for the years ended August 31, 2021, 2020 and 2019, respectively, for the non-funded return on participant deferrals. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Since no investment diversification is permitted within the trust, changes in fair value of Enerpac Tool Group common stock are not recognized.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 12.    Income Taxes
Earnings (loss) before income taxes from continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2021	2020	2019
Domestic	$1,292	$(9,058)	$(715)
Foreign	42,683	16,907	19,439
	$43,975	$7,849	$18,724
Both domestic and foreign pre-tax earnings from continuing operations are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2021, domestic and foreign earnings included non-cash impairment and other divestiture charges of $4.7 million and $1.5 million, respectively. In fiscal 2020, domestic and foreign earnings included non-cash impairment and other divestiture benefits of $(2.6) million and $(0.6) million, respectively. In fiscal 2019, domestic and foreign earnings included $9.0 million and $13.8 million of non-cash impairment and other divestiture costs.
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2021	2020	2019
Currently payable:
Federal	$(18,243)	$(35)	$(2,040)
Foreign	12,441	10,004	9,370
State	539	142	1,347
	(5,263)	10,111	8,677
Deferred:
Federal	9,677	(7,791)	(400)
Foreign	185	(1,632)	2,172
State	(836)	1,604	208
	9,026	(7,819)	1,980
Income tax expense	$3,763	$2,292	$10,657

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Income tax expense from continuing operations recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal effect	(0.2)	(0.6)	(4.0)
Tax on foreign earnings (1)	2.8	38.7	20.6
Foreign derived intangible income deduction	(3.2)	—	(9.3)
Compensation adjustment	3.1	6.6	4.4
Impairment and other divestiture charges (2)	1.6	3.3	19.3
Valuation allowance additions and releases (3)	7.1	(8.1)	3.9
Changes in liability for unrecognized tax benefits	(18.5)	(5.3)	4.1
U.S. legislative changes, net impact	(9.8)	(32.5)	(31.1)
Taxable liquidation of subsidiaries (4)	—	52.6	—
Foreign non-deductible expenses	1.2	7.4	18.2
Changes in tax rates	(3.4)	(9.0)	1.7
Audits and adjustments (5)	8.0	(27.4)	10.0
Research and development tax credit	(1.8)	(11.5)	(5.2)
Other items	0.7	(6.0)	3.3
Effective income tax rate	8.6%	29.2%	56.9%
(1) The Company generated $1.7 million, $5.4 million and $2.6 million of withholding tax expense for fiscal 2021, 2020 and 2019, respectively, and $4.6 million, $4.0 million and $3.5 million of foreign-derived tax credits, excluding the impact of tax reform for fiscal 2021, 2020 and 2019, respectively.
(2) Fiscal 2021, 2020 and 2019 pretax earnings include $6.2 million, $(3.2) million and $22.8 million, respectively, in impairment & divestiture charges (benefits) related to goodwill, intangible assets, tangible assets and the cumulative effect of foreign currency rate changes of which $3.5 million, $0.3 million and $14.0 million, respectively, are not deductible for income tax purposes.
(3) Incremental valuation allowances of $4.9 million and $9.4 million and $1.7 million were recorded in fiscal 2021, 2020 and 2019, respectively, due to uncertainty regarding realization of tax assets, which were offset by a reduction of $9.1 million, $12.3 million and $2.9 million of valuation allowances for fiscal 2021, 2020 and 2019, respectively. These amounts exclude valuation allowances against tax assets related to the tax reform.
(4) During fiscal 2020, the Company generated a net expense of $4.1 million as a result of taxable liquidations of subsidiaries.
(5) During fiscal 2021, the Company generated $3.5 million of tax benefit related to audits and adjustments as compared to a tax benefit of $2.2 million in fiscal 2020 and a tax expense of $1.9 million in fiscal 2019.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2021	2020
Deferred income tax assets:
Operating loss and tax credit carryforwards	$77,691	$99,905
Compensation related liabilities	6,110	5,941
Postretirement benefits	8,364	9,068
Inventory	3,177	1,793
Lease liabilities	11,609	10,526
Book reserves and other items	11,471	6,752
Total deferred income tax assets	118,422	133,985
Valuation allowance	(66,155)	(70,414)
Net deferred income tax assets	52,267	63,571
Deferred income tax liabilities:
Depreciation and amortization	(29,444)	(31,457)
Lease assets	(11,609)	(10,526)
Other items	(781)	(702)
Deferred income tax liabilities	(41,834)	(42,685)
Net deferred income tax asset (1)	$10,433	$20,886
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $14.8 million and $22.6 million for fiscal 2021 and 2020, respectively, is included in "Other long-term assets" and a liability of $4.4 million and $1.7 million for fiscal 2021 and 2020, respectively, is included in "Deferred income taxes".
The Company has $65.1 million and $2.4 million of gross state net operating loss and credit carryforwards, respectively, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2041. The Company also has $86.3 million and $7.8 million of foreign loss and credit carryforwards, respectively, and $3.4 million of U.S. credit carryforwards which are available to reduce certain future foreign and U.S. tax liabilities. Over half of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2031. The U.S. credit carryforwards expire at various times through 2040. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of $3.7 million would have been necessary as of August 31, 2021.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2021	2020	2019
Beginning balance	$23,205	$24,167	$24,359
Increases based on tax positions related to the current year	381	869	2,169
Increase for tax positions taken in a prior period	7	304	1,422
Decrease due to lapse of statute of limitations	(7,931)	(2,334)	(3,212)
Decrease due to settlements	—	—	(324)
Changes in foreign currency exchange rates	(4)	199	(247)
Ending balance	$15,658	$23,205	$24,167
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2021, 2020 and 2019, the Company recognized $3.9 million, $4.5 million and $3.7 million, respectively, for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2010. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $1.0 million throughout fiscal 2022.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Cash paid for income taxes, net of refunds, totaled $7.8 million, $13.2 million and $15.4 million during the years ended August 31, 2021, 2020 and 2019, respectively.
Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2021 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 83,021,654 and 60,222,424 shares were issued and outstanding, respectively; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. The Company did not repurchase shares during the year ended August 31, 2021. During the year ended August 31, 2020, the Company repurchased 1,343,662 shares for $27.5 million. At August 31, 2021, cumulative shares repurchased under these authorizations totaled 22,799,230, leaving 5,200,770 shares authorized for future buy backs.
Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended August 31,
	2021	2020	2019
Numerator:
Net earnings from continuing operations	$40,212	$5,557	$8,067
Net loss from discontinued operations	(2,135)	(4,834)	(257,212)
Net earnings (loss)	$38,077	$723	$(249,145)
Denominator:
Weighted average common shares outstanding - basic	60,024	59,952	61,151
Net effect of dilutive securities - stock based compensation plans	379	317	456
Weighted average common shares outstanding - diluted	60,403	60,269	61,607

Earnings per common share from continuing operations:
Basic	$0.67	$0.09	$0.13
Diluted	$0.67	$0.09	$0.13

Loss per common share from discontinued operations:
Basic	$(0.04)	$(0.08)	$(4.21)
Diluted	$(0.04)	$(0.08)	$(4.18)

Loss per common share:
Basic	$0.63	$0.01	$(4.07)
Diluted	$0.63	$0.01	$(4.04)

Anti-dilutive securities- stock based compensation plans (excluding from earnings per share calculation)	880	1,532	1,239

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 14.    Stock Plans
Share based awards may be granted to key employees and directors under the Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020) (the “Plan”). At August 31, 2021, 7,825,000 shares of Class A common stock were authorized for issuance under the Plan (including 3,500,000 shares that were authorized for issuance at the January 2021 annual meeting) plus an additional 1,800,000 shares being registered to cover shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of existing awards under our previously registered stock plans. At August 31, 2021, 5,177,996 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to 2017 generally have similar vesting provisions as options, while grants thereafter generally vest in equal installments over a three-year period. The Performance Shares include a three-year performance period. For shares issued prior to the year ended August 31, 2021, the awards contained were based 50% on achievement of an absolute free cash flow conversion target and 50% on the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrial index. For the year ended August 31, 2021, all Performance Shares issued were based on the relative TSR metric. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.
A summary of restricted stock units and performance shares activity during fiscal 2021 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2020	986,121	$24.10
Granted	515,469	22.44
Forfeited	(76,989)	25.30
Vested	(406,943)	23.84
Outstanding on August 31, 2021	1,017,658	$23.27
A summary of stock option activity during fiscal 2021 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2020	1,455,041	$26.45
Granted	—	—
Exercised	(152,680)	22.62
Forfeited	—	—
Expired	(312,893)	27.56
Outstanding on August 31, 2021	989,468	$26.69	3.6	$1,013,960
Exercisable on August 31, 2021	926,343	$26.67	3.5	$1,013,960
Intrinsic value is the difference between the market value of the stock at August 31, 2021 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the total intrinsic value of options exercised and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2021	2020	2019
Intrinsic value of options exercised	$587	$803	$429
Cash receipts from exercise of options	2,208	2,631	1,404
The Company generally records compensation expense over the vesting period for restricted stock unit awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 12%, 8% and 10% for the years ended August 31, 2021, 2020 and 2019, respectively. The fair value of Performance Shares with market vesting conditions is determined utilizing a Monte Carlo simulation model. Stock based compensation expense is determined using a binomial pricing model for options, however there were no options granted in fiscal 2021, 2020 and 2019.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
As of August 31, 2021, there was $12.7 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock, restricted stock units and performance shares, which will be recognized over a weighted average period of 1.8 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2021 and 2020 was $9.7 million and $18.2 million, respectively.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2021	2020	2019
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$376,353	$341,470	$433,703
Service & Rental	116,772	113,393	175,812
	493,125	454,863	609,515

Other Operating Segment	35,535	38,429	45,243
	$528,660	$493,292	$654,758

Operating Profit (Loss)
IT&S	$81,683	$65,549	$101,411
Other Operating Segment	(10,420)	(3,420)	(11,821)
General Corporate	(20,150)	(37,948)	(42,076)
	$51,113	$24,181	$47,516

Depreciation and Amortization:
IT&S	$15,856	$14,854	$14,762
Other Operating Segment	3,568	3,620	3,408
General Corporate	2,187	2,246	2,047
	$21,611	$20,720	$20,217

Capital Expenditures:
IT&S	$10,918	$7,282	$9,945
Other Operating Segment	768	2,625	3,917
General Corporate	333	2,146	1,061
	$12,019	$12,053	$14,923

	August 31,
	2021	2020
Assets:
IT&S	$641,256	$592,086
Other Operating Segment	52,745	61,105
General Corporate	126,246	171,103
	$820,247	$824,294
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment and divestiture charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, property, plant, and equipment, ROU assets, capitalized debt issuance costs and deferred income taxes.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize net sales and property, plant and equipment by geographic region (in thousands):

	Year Ended August 31,
	2021	2020	2019
Net Sales:
United States	$188,070	$185,279	$249,644
United Kingdom	39,896	24,033	30,127
Germany	28,456	24,401	26,445
Australia	24,990	19,332	25,749
Canada	17,348	15,924	18,686
China	16,927	15,058	18,548
Saudi Arabia	16,715	19,787	21,625
Brazil	13,937	16,413	18,779
All other	182,321	173,065	245,155
	$528,660	$493,292	$654,758

	August 31,
	2021	2020
Property, Plant and Equipment, net:
United States	$18,942	$21,410
United Kingdom	11,818	9,654
UAE	6,448	7,525
Netherlands	2,625	2,546
Brazil	2,248	1,784
Kazakhstan	1,552	2,052
Spain	1,506	1,705
Australia	751	1,014
China	750	12,248
All other	1,950	1,467
	$48,590	$61,405
The Company’s largest customer accounted for approximately 3% of sales in each of the last three fiscal years. Export sales from domestic operations were 7.2%, 7.3% and 7.4% of total net sales from continuing operations in fiscal 2021, 2020 and 2019, respectively.
Note 16.    Commitments and Contingencies
The Company had outstanding letters of credit of $11.9 million at both August 31, 2021 and 2020, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations, however, the Company

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at August 31, 2021 were $5.3 million associated with monthly payments extending to fiscal 2025.
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
Additionally, the Company self-disclosed in fiscal 2019 the sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable Crimea sanctions laws in that country and the European Union, as those products were used in the Crimea region of Ukraine. While the investigation by authorities in the Netherlands is ongoing, the Company has concluded that it is probable it will incur financial penalties. While there can be no assurance of the ultimate outcome of the Netherlands investigation, in the year ended August 31, 2021 the Company recorded an expense representing its estimate of the financial penalty it may incur. The Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.

ENERPAC TOOL GROUP CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2021	$4,991	$8	$—	$(845)	$81	$4,235
August 31, 2020	5,141	682	(1)	(726)	(105)	4,991
August 31, 2019	4,958	1,114	—	(833)	(98)	5,141

Valuation allowance—Income taxes
August 31, 2021	$70,414	$4,886	$—	$(9,145)	$—	$66,155
August 31, 2020	73,255	9,383	—	(12,337)	113	70,414
August 31, 2019	32,426	43,693	—	(2,864)	—	73,255

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2021, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of August 31, 2021, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 25, 2022 (the “2022 Annual Meeting Proxy Statement”). Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2022 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters,” “Executive Compensation” and "Non-Employee Director Compensation" sections (other than the subsection thereof entitled “Report of the Audit Committee”) of the 2022 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2022 Annual Meeting Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Certain Relationships and Related Party Transactions” section of the 2022 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2022 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:
1.   Consolidated Financial Statements
See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(f) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.2 of the Registrant's Form 8-K filed on July 31, 2020

4.1	Description of Registered Securities	Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Senior Credit Facility Agreement, dated March 29, 2019, between Actuant Corporation, the foreign subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A., SunTrustBank, and PNC Bank, National Association, as Co-Syndication Agents and BMO Harris Bank, N.A., as Documentation Agent.	Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2019

10.2*	Outside Directors’ Deferred Compensation Plan (as amended and restated effective July 23, 2021)		X

10.3*	Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Non-Qualified Deferred Compensation Plan (conformed through the first amendment)	Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

10.5*	2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Definitive Proxy Statement, dated December 4, 2009

10.6*	Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020)	Appendix A to the Proxy Statement on Schedule 14A filed by Enerpac Tool Group Corp. on December 4, 2020

10.7**	2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.8*	(a) Amended and Restated 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.9*	Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.10*	Senior Officer Severance Plan	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2019

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.11*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

10.12*	Form of Amended and Restated Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

10.13*	Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.14*	(a) Form of NQSO Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15*	(a) Form RSA Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16*	(a) Form of RSU Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.17*	(a) Form RSA Award (Director) under the 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.18*	(a) Form of RSU Award (Director) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.19*	(a) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.20*	Offer letter dated February 24, 2016 between Actuant Corporation and Randal W. Baker	Exhibit 10.1 to the Registrant's Form 8-K filed on March 1, 2016

10.21*	Offer Letter by and between Actuant Corporation and Rick T. Dillon	Exhibit 10.1 to Registrant's Form 8-K filed on November 18, 2016

10.22*	Offer letter by and between Actuant Corporation and John Jeffery Schmaling dated January 18, 2018	Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended February 28, 2018.

10.23*	Offer letter by and between Actuant Corporation and Fabrizio R. Rasetti dated April 12, 2018	Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended May 31, 2018.

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

21	Subsidiaries of the Registrant		X

23	(a) Consent of Ernst & Young LLP		X

	(b) Consent of PricewaterhouseCoopers LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
101	The following materials from the Enerpac Tool Group Corp. Form 10-K for the year ended August 31, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)		X
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERPAC TOOL GROUP CORP. (Registrant)

By:	/S/ RICK T. DILLON
Rick T. Dillon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 25, 2021
POWER OF ATTORNEY
KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Sternlieb and Rick T. Dillon, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Signature	Title

/s/ PAUL E. STERNLIEB	President and Chief Executive Officer, Director
Paul E. Sternlieb

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ JUDY ALTMAIER	Director
Judy Altmaier

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ RICK T. DILLON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Rick T. Dillon

/s/ BRYAN R. JOHNSON	Vice President of Finance and Principal Accounting Officer
Bryan R. Johnson
* Each of the above signatures is affixed as of October 25, 2021.