Form 10-Q
period 2021-11-30
ENERPAC TOOL GROUP CORP
filed 2021-12-23
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 17, 2021 was 60,319,046.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:
•the extent to which the COVID-19 pandemic continues (including new variants of COVID-19 such as the recent Delta and Omicron variants) to impact our employees, operations, customers and suppliers;
•potential increases in the costs of commodities and raw materials, or substantial decreases in their availability;
•heavy reliance on suppliers for components used in the manufacture and sale of our products, including a supply chain interruption due to material and cargo shortages, the COVID-19 pandemic, political tensions, or other causes;
•the deterioration of, or instability in, the domestic and international economy and/or in our various end markets;
•decreased demand from customers in the oil & gas industry as a result of significant volatility in oil prices resulting from disruptions in the oil markets;
•uncertainty over global tariffs, or the financial impact of tariffs;
•failure to collect on accounts receivable, including in certain foreign jurisdictions where sales are concentrated to a limited number of distributors or agents;
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
•regulatory and legal developments, including litigation, such as product liability and warranty claims;
•our ability to comply with the covenants in our debt agreements and fluctuations in interest rates;
•our ability to attract, develop, and retain qualified employees;
•inadequate intellectual property protection or infringement of the intellectual property of others; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K filed with the SEC on October 25, 2021.
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as "fiscal 2022," are to the fiscal year ending on August 31 of the specified year. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2021	2020
Net sales	$130,903	$119,430
Cost of products sold	71,277	64,166
Gross profit	59,626	55,264

Selling, general and administrative expenses	48,477	43,710
Amortization of intangible assets	2,005	2,136
Restructuring charges	2,737	210
Impairment & divestiture charges	—	139
Operating profit	6,407	9,069
Financing costs, net	961	1,716
Other expense, net	480	273
Earnings before income tax expense	4,966	7,080
Income tax expense	1,781	2,258
Net earnings from continuing operations	3,185	4,822
Loss from discontinued operations, net of income taxes	(397)	(224)
Net earnings	$2,788	$4,598

Earnings per share from continuing operations
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Loss per share from discontinued operations
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Earnings per share*
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average common shares outstanding
Basic	60,261	59,811
Diluted	60,621	60,092

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2021	2020
Net earnings	$2,788	$4,598
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(10,380)	1,400
Pension, other postretirement benefit plans, and cash flow hedges	336	229
Total other comprehensive (loss) income, net of tax	(10,044)	1,629
Comprehensive (loss) income	$(7,256)	$6,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	November 30, 2021	August 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$126,533	$140,352
Accounts receivable, net	112,293	103,233
Inventories, net	83,614	75,347
Other current assets	38,649	38,503
Total current assets	361,089	357,435
Property, plant and equipment, net	47,732	48,590
Goodwill	273,297	277,593
Other intangible assets, net	51,400	54,545
Other long-term assets	78,950	82,084
Total assets	$812,468	$820,247
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$63,474	$61,958
Accrued compensation and benefits	17,712	21,597
Income taxes payable	5,378	5,674
Other current liabilities	45,072	45,535
Total current liabilities	131,636	134,764
Long-term debt, net	175,000	175,000
Deferred income taxes	4,354	4,397
Pension and postretirement benefit liabilities	17,356	17,783
Other long-term liabilities	74,316	76,105
Total liabilities	402,662	408,049
Commitments and contingencies (Note 13)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,092,053 and 83,021,654 shares, respectively	16,622	16,604
Additional paid-in capital	207,817	202,971
Treasury stock, at cost, 22,799,230 shares	(667,732)	(667,732)
Retained earnings	956,127	953,339
Accumulated other comprehensive loss	(103,028)	(92,984)
Stock held in trust	(3,092)	(3,067)
Deferred compensation liability	3,092	3,067
Total shareholders' equity	409,806	412,198
Total liabilities and shareholders’ equity	$812,468	$820,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2021	2020
Operating Activities
Net earnings	$2,788	$4,598
Less: Net loss from discontinued operations	(397)	(224)
Net earnings from continuing operations	3,185	4,822
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities - continuing operations:
Impairment & divestiture charges, net of tax effect	—	139
Depreciation and amortization	5,175	5,458
Stock-based compensation expense	6,147	2,581
Provision for (benefit from) deferred income taxes	423	(264)
Amortization of debt issuance costs	120	120
Other non-cash (benefits) charges	(13)	226
Changes in components of working capital and other:
Accounts receivable	(10,801)	(6,268)
Inventories	(9,823)	(1,387)
Trade accounts payable	2,358	1,847
Prepaid expenses and other assets	140	(6,297)
Income tax accounts	682	2,466
Accrued compensation and benefits	(3,509)	379
Other accrued liabilities	1,975	5,070
Cash (used in) provided by operating activities - continuing operations	(3,941)	8,892
Cash used in operating activities - discontinued operations	(785)	(225)
Cash (used in) provided by operating activities	(4,726)	8,667

Investing Activities
Capital expenditures	(3,293)	(1,905)
Proceeds from sale of property, plant and equipment	133	47
Cash used in investing activities - continuing operations	(3,160)	(1,858)
Cash provided by investing activities - discontinued operations	—	—
Cash used in investing activities	(3,160)	(1,858)

Financing Activities
Borrowings on revolving credit facility	5,000	10,000
Principal repayments on revolving credit facility	(5,000)	(10,000)
Taxes paid related to the net share settlement of equity awards	(1,393)	(275)
Stock option exercises & other	85	101
Payment of cash dividend	(2,409)	(2,394)
Cash used in financing activities - continuing operations	(3,717)	(2,568)
Cash provided by financing activities - discontinued operations	—	750
Cash used in financing activities	(3,717)	(1,818)

Effect of exchange rate changes on cash	(2,216)	1,407
Net (decrease) increase in cash and cash equivalents	(13,819)	6,398
Cash and cash equivalents - beginning of period	140,352	152,170
Cash and cash equivalents - end of period	$126,533	$158,568
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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2021 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2021 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2022. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact to varying extents, the global economy. The Company's operating results and financial position will continue to be subject to the general economic conditions created by the pandemic, including the current supply chain and logistics environment caused by the sharp increase in demand as global economies recover. The duration and extent to which the pandemic's effects impact the Company's business will depend on future developments which still remain uncertain.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The Company adopted this guidance on September 1, 2021. The adoption did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022. The Company will adopt this guidance in the event of a business combination subsequent to the effective date of the guidance.
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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2021	August 31, 2021
Foreign currency translation adjustments	$80,366	$69,986
Pension and other postretirement benefit plans, net of tax	22,662	22,998
Accumulated other comprehensive loss	$103,028	$92,984

Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	November 30, 2021	August 31, 2021
Land, buildings and improvements	$16,488	$16,617
Machinery and equipment	145,458	145,541
Gross property, plant and equipment	161,946	162,158
Less: Accumulated depreciation	(114,214)	(113,568)
Property, plant and equipment, net	$47,732	$48,590
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
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 12, "Segment Information" for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2021	2020
Revenues recognized at point in time	$100,174	$86,780
Revenues recognized over time	30,729	32,650
Total	$130,903	$119,430
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2021	August 31, 2021
Receivables, which are included in accounts receivable, net	$112,293	$103,233
Contract assets, which are included in other current assets	2,428	8,551
Contract liabilities, which are included in other current liabilities	3,939	3,410
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $4.3 million and $4.2 million at at November 30, 2021 and August 31, 2021, respectively. As indicated in the "Concentration of Credit Risk" section below, the Company continues to negotiate terms to secure payment with an agent whose continued payment delinquency has created a concentration of credit risk. The allowance for doubtful accounts as of November 30, 2021 represents management's best estimate of the amount probable of collection and considers various factors including, but not limited to, (i) the lack of payment in the nine-month period ended November 30, 2021, (ii) our due diligence on balances due to our agents from their end customers related to sales of our services and products and the known markup on those sales from agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2021, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.9 million will be recognized in net sales from satisfying those performance obligations within the next twelve months, with an immaterial amount recognized in periods after.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of November 30, 2021, the Company was exposed to a concentration of credit risk as a result of the continued payment delinquency of one of our agents with whom we continue to negotiate a plan to secure payments. This agent's accounts receivable represent 10.6% of the Company's outstanding accounts receivable.
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

Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplified and flattened the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. In November 2021, upon assessment of the the Company's operating structure by the Company's new President & Chief Executive Officer, the Company recorded $2.7 million of charges in the three months ended November 30, 2021 in order to further simplify and streamline the organizational structure. Restructuring charges associated with expansion of the fiscal 2019 plan were $0.1 million in the three months ended November 30, 2020.
The following summarizes restructuring reserve activity (which excludes $0.7 million and $0.5 million of charges for IT&S and Corporate, respectively, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) for the IT&S segment and Corporate (in thousands):

	Three Months Ended November 30, 2021
	IT&S	Corporate
Balance as of August 31, 2021	$1,737	$26
Restructuring charges	874	695
Cash payments	(609)	(8)
Impact of changes in foreign currency rates	(46)	—
Balance as of November 30, 2021	$1,956	$713

	Three Months Ended November 30, 2020
	IT&S	Corporate
Balance as of August 31, 2020	$1,443	$267
Restructuring charges	66	—
Cash payments	(432)	(229)
Impact of changes in foreign currency rates	(4)	—
Balance as of November 30, 2020	$1,073	$38
Total restructuring charges (inclusive of the Other segment) were $2.7 million and $0.2 million in the three months ended November 30, 2021 and 2020, respectively, being reported in "Restructuring charges."
There were no restructuring charges related to Cortland U.S. (Other segment) in three months ended November 30, 2021. Restructuring expenses for Cortland U.S. were $0.1 million in the three months ended November 30, 2020. Restructuring reserves for Cortland U.S. were $0.1 million as of November 30, 2021 and August 31, 2021, respectively.
Note 4. Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of "Loss from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Operations for all periods presented. A component of the purchase price was payable in four quarterly installments of which the final $0.7 million was received in the three months ended November 30, 2020 (this final payment was received greater than one year from the divestiture date and, as such, is reflected in "Cash provided by financing activities - discontinued operations" within the Condensed Consolidated Statements of Cash Flows). All other discontinued operations activity included within the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.

The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands) :

	Three Months Ended November 30,
	2021	2020
Selling, general and administrative expenses	$503	$295
Operating loss	(503)	(295)
Other loss, net	—	—
Loss before income tax benefit	(503)	(295)
Income tax benefit	(106)	(71)
Loss from discontinued operations, net of income taxes	$(397)	$(224)
Note 5. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2021 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2021	$265,087	$12,506	$277,593
Impact of changes in foreign currency rates	(4,296)	—	(4,296)
Balance as of November 30, 2021	$260,791	$12,506	$273,297
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2021			August 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$140,576	$115,162	$25,414	$142,453	$114,463	$27,990
Patents	12	14,252	13,497	755	14,492	13,688	804
Trademarks and tradenames	12	3,255	2,373	882	3,307	2,391	916
Indefinite lived intangible assets:
Tradenames	N/A	24,349	—	24,349	24,835	—	24,835
		$182,432	$131,032	$51,400	$185,087	$130,542	$54,545
The Company estimates that amortization expense will be $5.4 million for the remaining nine months of fiscal 2022. Amortization expense for future years is estimated to be: $5.8 million in fiscal 2023, $4.1 million in fiscal 2024, $3.4 million in fiscal 2025, $2.0 million in fiscal 2026, $1.9 million in fiscal 2027 and $4.5 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

Note 6. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the three months ended November 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended November 30,
	2021	2020
Beginning balance	$1,300	$892
Provision for warranties	395	464
Warranty payments and costs incurred	(230)	(399)
Impact of changes in foreign currency rates	(31)	2
Ending balance	$1,434	$959
Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2021	August 31, 2021
Senior Credit Facility
Revolver	$175,000	$175,000
Total long-term debt, less current maturities	$175,000	$175,000

Senior Credit Facility
In March 2019, the Company entered into a senior credit facility (the “Senior Credit Facility”) with a syndicate of banks, to among other things, (i) expand the multi-currency revolving line of credit from $300 million to $400 million, (ii) extend the maturity of the Company's Senior Credit Facility from May 2020 to March 2024 (no required principal payments prior to maturity) and (iii) modify certain other provisions of the credit agreement including a reduction in pricing. The Senior Credit Facility was initially comprised of a $400 million revolving line of credit and a $200 million term loan.
At November 30, 2021, there was $175.0 million of borrowings under the revolving line of credit and $219.8 million of available borrowing capacity under the revolving line of credit after reduction for $5.2 million of outstanding letters of credit issued under the Senior Credit Facility.
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
The Company was in compliance with all financial covenants at November 30, 2021. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2021 and August 31, 2021 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of less than $0.1 million at both November 30, 2021 and August 31, 2021. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $13.6 million and $16.0 million at November 30, 2021 and August 31, 2021, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of less than $0.1 million at both November 30, 2021 and August 31, 2021. Net foreign currency gain (loss) (included in "Other (income) expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended November 30,
	2021	2020
Foreign currency loss, net	$(181)	$(49)
The Company was a fixed-rate payor on an interest rate swap contract that fixed the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carried a fixed rate of 0.259% and expired in August 2021. The swap agreement qualified as a hedging instrument and was designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of less than $0.1 million in the three months ended November 30, 2020 was recorded in other comprehensive income (loss).
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of November 30, 2021, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company did not repurchase shares in either of the three months ended November 30, 2021 or 2020.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2021	2020
Numerator:
Net earnings from continuing operations	$3,185	$4,822
Net loss from discontinued operations	(397)	(224)
Net earnings	$2,788	$4,598

Denominator:
Weighted average common shares outstanding - basic	60,261	59,811
Net effect of dilutive securities - stock based compensation plans	360	281
Weighted average common shares outstanding - diluted	60,621	60,092

Earnings per common share from continuing operations:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Loss per common share from discontinued operations:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Earnings per common share:*
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	846	1,490

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2021	83,022	$16,604	$202,971	$(667,732)	$953,339	$(92,984)	$(3,067)	$3,067	$412,198
Net earnings	—	—	—	—	2,788	—	—	—	2,788
Other comprehensive income, net of tax	—	—	—	—	—	(10,044)	—	—	(10,044)
Stock contribution to employee benefit plans and other	2	1	84	—	—	—	—	—	85
Restricted stock awards	67	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	6,147	—	—	—	—	—	6,147
Tax effect related to net share settlement of equity awards	—	—	(1,393)	—	—	—	—	—	(1,393)
Stock issued to, acquired for and distributed from rabbi trust	1	—	25	—	—	—	(25)	25	25
Balance at November 31, 2021	83,092	$16,622	$207,817	$(667,732)	$956,127	$(103,028)	$(3,092)	$3,092	$409,806

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
Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended November 30,
	2021	2020
Earnings from continuing operations before income tax expense	$4,966	$7,080
Income tax expense	1,781	2,258
Effective income tax rate	35.9%	31.9%
The Company’s earnings from continuing operations before income taxes include earnings from both U.S. and foreign jurisdictions. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.
The effective tax rate for the three months ended November 30, 2021 was 35.9%, compared to 31.9% for the comparable prior-year period. Overall, both time periods are significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The increase in the effective tax rate for the three months ended November 30, 2021 relative to the prior comparable period was primarily driven by revaluing tax assets due to tax rate changes. Additionally, both the current and prior-year effective income tax rates were impacted by non-recurring items.
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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2021	2020
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$92,350	$82,573
Service & Rental	28,963	29,602
	121,313	112,175

Other Operating Segment	9,590	7,255
	$130,903	$119,430

Operating Profit (Loss)
IT&S Segment	$18,064	$17,157
Other Operating Segment	(1,257)	(1,809)
General Corporate	(10,400)	(6,279)
	$6,407	$9,069

	November 30, 2021	August 31, 2021
Assets
IT&S Segment	$644,138	$641,256
Other Operating Segment	52,524	52,745
General Corporate	115,806	126,246
	$812,468	$820,247

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
Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $11.6 million and $11.9 million at November 30, 2021 and August 31, 2021, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations; however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at November 30, 2021 were $4.9 million associated with monthly payments extending to fiscal 2025.
Additionally, in fiscal 2019, the Company self-disclosed sales to an Estonian customer to relevant authorities in the Netherlands as potentially violating applicable Crimea sanctions laws in that country and the European Union, as those products were used in the Crimea region of Ukraine. While the investigation by authorities in the Netherlands is ongoing, the Company has concluded that it is probable it will incur financial penalties. While there can be no assurance of the ultimate outcome of the Netherlands investigation, in the three months ended November 30, 2020, the Company recorded an expense representing its estimate of the financial penalty it may incur (no adjustment to the estimate was recorded in the three months ended November 30, 2021). The Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
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
The components of lease expense were as follows (in thousands):

	Three Months Ended November 30,
	2021	2020
Lease Cost:
Operating lease cost	$3,725	$3,706
Short-term lease cost	450	413
Variable lease cost	903	882

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended November 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,611	$3,705

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	810	541

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools and services company serving a broad and diverse set of customers in more than 100 countries. The Company is a global leader in the engineering and manufacturing of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, IT&S. This segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, as well as providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, alternative energy and other markets. Financial information related to the Company's reportable segment is included in Note 12, "Segment Information" in the notes to the condensed consolidated financial statements.
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
Our Business Model
Our long-term goal is to create shareholder value and best in class returns through growth of our core businesses, driving efficiency and profitability, generating strong cash flow, and being disciplined in the deployment of our capital.We intend to leverage our strong brand, market positions, and dealer and distribution networks to generate organic core sales growth that exceeds end-market growth rates. Organic growth is accomplished through a combination of market share capture and product innovation, as well as market expansion into new vertical markets, emerging industries and new geographic regions. In addition to organic growth, we also focus on profit margin expansion by utilizing continuous improvement techniques to drive productivity and lower costs and by enacting routine pricing initiatives to generate price realization and offset cost increases, such as commodity and tariff increases and general inflation. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to fund internal growth opportunities, strategic acquisitions, pay down of debt and opportunistic returns for shareholders.
General Business Update
During largely the second half of fiscal 2020 and through the first two quarters of fiscal 2021, our business, like many others around the world, experienced significant negative financial impacts from the COVID-19 pandemic. Beginning in the third quarter of fiscal 2021, we returned to year-over-year core growth in all regions. In the first quarter of fiscal 2022, we continued to see strong growth in the Americas, however, there are still portions of our Middle East and Asia Pacific regions in which we operate that remain challenged by pandemic-related lockdowns or the lingering economic effects of the pandemic and growth. We continued to see growth in our standard product offerings in our European markets, but saw a year-over-year decrease in our service and rental sales as well as our heavy-lifting sales due to large projects in the first quarter of fiscal 2021 that did not repeat. Our key manufacturing facilities continue to operate with additional precautions in place to ensure the safety of our employees and prevent production disruptions. Like many other businesses around the world, increased demand as global economies have returned to more normalized levels has stressed our supply chain, and increased demand and pandemic related factors have also created challenges in freight lines and the overall logistics environment. We are closely monitoring our supply chain in order to ensure we can maintain competitive lead times and deliver products to customers timely. Despite pandemic related demand challenges in certain regions and the supply chain and logistics challenges we are currently experiencing, our balance sheet remains strong and the Company continues to focus on the execution of our strategic growth initiatives in the markets we serve. We remain focused on new product development, driving organic growth and pursuing disciplined acquisition opportunities.
Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended November 30,
	2021		2020
Net sales	$131	100%	$119	100%
Cost of products sold	71	54%	64	54%
Gross profit	60	46%	55	46%
Selling, general and administrative expenses	49	37%	44	37%
Amortization of intangible assets	2	2%	2	2%
Restructuring charges	3	2%	0	0%
Impairment & divestiture charges (benefits)	0	0%	0	0%
Operating profit	6	5%	9	8%
Financing costs, net	1	1%	2	2%
Other expense, net	0	0%	0	0%
Earnings (loss) before income tax (benefit) expense	5	4%	7	6%
Income tax expense	2	2%	2	2%
Net earnings from continuing operations	3	2%	5	4%

Diluted earnings per share from continuing operations	$0.05		$0.08
Consolidated net sales for the first quarter of fiscal 2022 were $131 million, an increase of $12 million, or 10%, from the prior-year comparable period. Core sales increased $11 million, or 9%, with minimal impact from foreign currency rates. The increase in core sales was due to the substantial increase in sales volume resulting from pandemic-related market recovery most notably in North America, and to a lesser extent, the results of pricing actions in response to increasing costs of raw materials, components, and freight. The continuation of supply chain and logistics challenges seen in the fourth quarter of fiscal 2021 led to longer lead times throughout the quarter and larger than usual backlogs at November 30, 2021, which negatively impacted the quarter as compared to the first quarter of fiscal 2021. Core products sales increased 14%, while core service sales declined 3% as compared to the same period in the prior year. Gross profit margins remained flat as compared to the prior-year first quarter, as pricing actions were wholly offset by increased costs in the supply chain and logistics environments. Operating profit was $3 million lower in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. Selling, general, and administrative expenses increased $4 million primarily due to executive transition costs and non-repeating temporary cost savings actions taken in the first quarter of fiscal 2021 in response to the COVID-19 pandemic. Restructuring charges also increased $3 million as compared to the prior period as a result of charges to streamline and flatten the organizational structure in the first quarter of fiscal 2022. These increases in selling, general, and administrative expenses and restructuring charges more than offset the $5 million increase in gross profit as a result of the higher sales volumes in the first quarter of fiscal 2022.
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

	Three Months Ended November 30,
	2021	2020
Net sales	$121	$112
Operating profit	18	17
Operating profit %	14.9%	15.3%
IT&S segment net sales for the first quarter of fiscal 2022 increased by $9 million, or 8%. Core sales increased $9 million, or 8%, year over year due to the substantial increase in sales volume resulting from pandemic-related market recovery most notably in North America, and to a lesser extent, the results of pricing actions in response to increasing costs of raw materials, components, and freight. The continuation of supply chain and logistics challenges from the fourth quarter of fiscal 2021 led to longer lead times throughout the quarter and larger than usual backlogs at November 30, 2021, which negatively impacted the first quarter of fiscal 2022.
Operating profit percentage decreased 0.4% from the prior-year quarter as pricing actions were wholly offset by the increased costs in the supply chain and logistics environments.
Corporate
Corporate expenses were $10 million and $6 million in the three months ended November 30, 2021 and 2020, respectively, which represents an increase of $4 million year over year. The increase for the three months ended November 30, 2021 was a result of executive transition costs as well as restructuring costs incurred associated with our newly announced restructuring program to flatten and simplify the organizational structure.
Financing Costs, net
Net financing costs were $1 million and $2 million for the three months ended November 30, 2021 and 2020, respectively. Financing costs decreased as the outstanding amount on our revolver decreased $80 million as compared to the first quarter of fiscal 2021.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (in thousands):

	Three Months Ended November 30,
	2021	2020
Earnings from continuing operations before income tax expense	$5	$7
Income tax expense	2	2
Effective income tax rate	35.9%	31.9%
The Company’s earnings from continuing operations before income taxes include earnings from both U.S. and foreign jurisdictions. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income and Base Erosion and Anti-Abuse Tax provisions.

The effective tax rate for the three months ended November 30, 2021 was 35.9%, compared to 31.9% for the comparable prior-year period. Overall, both time periods are significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The increase in the effective tax rate for the three months ended November 30, 2021 relative to the prior comparable period was primarily driven by revaluing tax assets due to tax rate changes. Additionally, both the current and prior-year effective income tax rates were impacted by non-recurring items.
Cash Flows and Liquidity
At November 30, 2021, we had $127 million of cash and cash equivalents of which $125 million was held by our foreign subsidiaries and $2 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (in millions):

	Three Months Ended November 30,
	2021	2020
Cash (used in) provided by operating activities	$(5)	$9
Cash used in investing activities	(3)	(2)
Cash used in financing activities	(4)	(2)
Effect of exchange rate changes on cash	(2)	1
Net (decrease) increase in cash and cash equivalents	$(14)	$6
Net cash used in operating activities was $5 million for the three months ended November 30, 2021 as compared to $9 million net cash provided by operating activities for the three months ended November 30, 2020. This is a result of the payout in the first quarter of fiscal 2022 of the fiscal 2021 annual bonus plan (the fiscal 2020 bonus plan was suspended in response to the COVID-19 pandemic, as such, there was no such payment in the first quarter of fiscal 2021), as well as greater cash used for primary working capital in the first quarter of fiscal 2022, predominantly associated with increased inventory as a result of logistics challenges and increased accounts receivable due to the timing of billings on a large contract in Europe.
Net cash used in investing activities was $3 million for the three months ended November 30, 2021 as compared to $2 million for the three months ended November 30, 2020. The cash used in investing activities for both fiscal years primarily related to capital expenditures, for which we have currently approved higher capital expenditures in fiscal 2022 as economic conditions normalize with respect to the COVID-19 pandemic.
Net cash used in financing activities was $4 million for the three months ended November 30, 2021 compared to $2 million for the three months ended November 30, 2020. The net cash used in financing activities for the first quarter of fiscal 2022 predominantly consisted of $2 million paid for the annual dividend and $2 million for taxes paid related to the net share settlement of equity awards. The net cash used in the first quarter of fiscal 2021 predominantly consisted of $2 million paid for the annual dividend partially offset by receipt of $1 million for the final installment payment on the sale of the former EC&S segment.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and previously provided for a $200 million term loan, both scheduled to mature in March 2024 (see Note 7, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). Outstanding borrowings under the Senior Credit Facility revolving line of credit were $175 million as of November 30, 2021. The unused credit line and amount available for borrowing under the revolving line of credit was $220 million at November 30, 2021 after reduction for $5 million of outstanding letters of credit issued under the Senior Credit Facility.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (in millions):

	November 30, 2021	PWC%	August 31, 2021	PWC%
Accounts receivable, net	$112	21%	$103	18%
Inventory, net	84	16%	75	13%
Accounts payable	(63)	(12)%	(62)	(11)%
Net primary working capital	$133	25%	$116	20%

Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at November 30, 2021 were $5 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $12 million at both November 30, 2021 and August 31, 2021, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
We are also subject to certain contingencies with respect to legal proceedings and regulatory matters which are described in Note 13, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements. While there can be no assurance of the ultimate outcome of these matters, the Company believes that there will be no material adverse effect on the Company's results of operations, financial position or cash flows.
Contractual Obligations
Our contractual obligations have not materially changed at November 30, 2021 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2021.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended August 31, 2021.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: In the current economic environment, we manage interest expense using a mixture of variable-rate debt and fixed-interest-rate swaps. As of November 30, 2021, long-term debt consisted of $175 million of borrowing under the revolving line of credit (variable rate debt).
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2021. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $43 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2021, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company’s common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million. As of November 30, 2021, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. There were no share repurchases in the three months ended November 30, 2021.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

10.1	Letter agreement dated September 22, 2021 between Paul E. Sternlieb and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2021

10.2	Letter agreement dated September 23, 2021 between Randal W. Baker and Enerpac Tool Group Corp.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 29, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended November 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: December 23, 2021	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer