Form 10-Q
period 2022-02-28
ENERPAC TOOL GROUP CORP
filed 2022-03-24
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 18, 2022 was 60,551,177.

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
•heavy reliance on suppliers for components used in the manufacture and sale of our products, including a supply chain interruption due to material and cargo shortages as well as port congestion on the west coast of the United States and concerns about a potential labor strike by those west coast port union workers, the COVID-19 pandemic, political tensions, or other causes;
•the decrease in sales and/or increases in costs or reduced availability of commodities and components used in the production of our products due to recent and potential new sanctions and export controls targeting Russia in response to Russia's invasion of Ukraine;
•the extent to which the COVID-19 pandemic continues (including new variants of COVID-19 such as the Delta and Omicron variants) to impact our employees, operations, customers and suppliers;
•our ability to execute on restructuring actions and on the objectives related to the ASCEND transformation program in order to achieve anticipated incremental operating profit;
• the deterioration of, or instability in, the domestic and international economy and/or in our various end markets;
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net sales	$136,599	$120,654	$267,502	$240,084
Cost of products sold	76,618	65,878	147,895	130,044
Gross profit	59,981	54,776	119,607	110,040

Selling, general and administrative expenses	50,668	45,883	99,145	89,593
Amortization of intangible assets	1,881	2,136	3,886	4,272
Restructuring charges	1,832	649	4,569	859
Impairment & divestiture charges	1,116	401	1,116	539
Operating profit	4,484	5,707	10,891	14,777
Financing costs, net	755	1,338	1,716	3,055
Other expense, net	271	784	751	1,058
Earnings before income tax expense	3,458	3,585	8,424	10,664
Income tax expense	1,337	1	3,118	2,258
Net earnings from continuing operations	2,121	3,584	5,306	8,406
Loss from discontinued operations, net of income taxes	(900)	(402)	(1,297)	(626)
Net earnings	$1,221	$3,182	$4,009	$7,780

Earnings per share from continuing operations
Basic	$0.04	$0.06	$0.09	$0.14
Diluted	$0.03	$0.06	$0.09	$0.14

Loss per share from discontinued operations
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Earnings per share*
Basic	$0.02	$0.05	$0.07	$0.13
Diluted	$0.02	$0.05	$0.07	$0.13

Weighted average common shares outstanding
Basic	60,387	59,938	60,324	59,874
Diluted	60,689	60,269	60,655	60,180

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net earnings	$1,221	$3,182	$4,009	$7,780
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,519	9,034	(8,861)	10,434
Pension, other postretirement benefit plans, and cash flow hedges	225	123	561	352
Total other comprehensive income (loss), net of tax	1,744	9,157	(8,300)	10,786
Comprehensive income (loss)	$2,965	$12,339	$(4,291)	$18,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2022	August 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$133,430	$140,352
Accounts receivable, net	113,460	103,233
Inventories, net	89,479	75,347
Other current assets	37,694	38,503
Total current assets	374,063	357,435
Property, plant and equipment, net	46,480	48,590
Goodwill	273,437	277,593
Other intangible assets, net	48,608	54,545
Other long-term assets	78,874	82,084
Total assets	$821,462	$820,247
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$66,422	$61,958
Accrued compensation and benefits	20,852	21,597
Income taxes payable	6,270	5,674
Other current liabilities	46,772	45,535
Total current liabilities	140,316	134,764
Long-term debt, net	175,000	175,000
Deferred income taxes	5,540	4,397
Pension and postretirement benefit liabilities	16,805	17,783
Other long-term liabilities	70,778	76,105
Total liabilities	408,439	408,049
Commitments and contingencies (Note 13)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,344,526 and 83,021,654 shares, respectively	16,669	16,604
Additional paid-in capital	208,022	202,971
Treasury stock, at cost, 22,799,230 shares	(667,732)	(667,732)
Retained earnings	957,348	953,339
Accumulated other comprehensive loss	(101,284)	(92,984)
Stock held in trust	(3,089)	(3,067)
Deferred compensation liability	3,089	3,067
Total shareholders' equity	413,023	412,198
Total liabilities and shareholders’ equity	$821,462	$820,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2022	2021
Operating Activities
Net earnings	$4,009	$7,780
Less: Net loss from discontinued operations	(1,297)	(626)
Net earnings from continuing operations	5,306	8,406
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities - continuing operations:
Impairment & divestiture charges	1,116	482
Depreciation and amortization	10,162	10,966
Stock-based compensation expense	8,289	5,228
Provision for (benefit from) deferred income taxes	418	(398)
Amortization of debt issuance costs	240	240
Other non-cash (benefits) charges	(254)	514
Changes in components of working capital and other:
Accounts receivable	(11,889)	(9,920)
Inventories	(15,787)	(1,505)
Trade accounts payable	4,072	4,114
Prepaid expenses and other assets	1,478	(7,047)
Income tax accounts	2,430	692
Accrued compensation and benefits	(520)	3,785
Other accrued liabilities	180	(2,057)
Cash provided by operating activities - continuing operations	5,241	13,500
Cash used in operating activities - discontinued operations	(564)	(254)
Cash provided by operating activities	4,677	13,246

Investing Activities
Capital expenditures	(4,830)	(5,630)
Proceeds from sale of property, plant and equipment	163	595
Cash used in investing activities - continuing operations	(4,667)	(5,035)
Cash used in investing activities	(4,667)	(5,035)

Financing Activities
Borrowings on revolving credit facility	15,000	10,000
Principal repayments on revolving credit facility	(15,000)	(55,000)
Taxes paid related to the net share settlement of equity awards	(3,375)	(1,981)
Stock option exercises & other	152	182
Payment of cash dividend	(2,409)	(2,394)
Cash used in financing activities - continuing operations	(5,632)	(49,193)
Cash provided by financing activities - discontinued operations	—	750
Cash used in financing activities	(5,632)	(48,443)

Effect of exchange rate changes on cash	(1,300)	3,316
Net decrease in cash and cash equivalents	(6,922)	(36,916)
Cash and cash equivalents - beginning of period	140,352	152,170
Cash and cash equivalents - end of period	$133,430	$115,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. ("Company") is a premier industrial tools and services company serving a broad and diverse set of customers in more than 100 countries. The Company has one reportable segment, Industrial Tools & Service ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment.
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2022. The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact to varying extents, the global economy. The Company's operating results and financial position will continue to be subject to the general economic conditions created by the pandemic, including the current supply chain and logistics environment caused by the sharp increase in demand as global economies recover. The Company also has historically sold products to companies located in or associated with Russia. In response to Russia's invasion of Ukraine, countries that are members of the North Atlantic Treaty Organization ("NATO"), including the United States, have initiated sanctions and export controls targeting Russia and entities associated with Russia which significantly limits our ability to serve certain customers and collect on our outstanding receivables. The duration and extent to which the pandemic and trade sanctions against Russia effect the Company's business will depend on future developments which still remain uncertain.
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

Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2022	August 31, 2021
Foreign currency translation adjustments	$78,847	$69,986
Pension and other postretirement benefit plans, net of tax	22,437	22,998
Accumulated other comprehensive loss	$101,284	$92,984
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	February 28, 2022	August 31, 2021
Land, buildings and improvements	$16,409	$16,617
Machinery and equipment	145,812	145,541
Gross property, plant and equipment	162,221	162,158
Less: Accumulated depreciation	(115,741)	(113,568)
Property, plant and equipment, net	$46,480	$48,590
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Revenues recognized at point in time	$104,919	$90,726	$205,092	$177,506
Revenues recognized over time	31,680	29,928	62,410	62,578
Total	$136,599	$120,654	$267,502	$240,084

Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 28, 2022	August 31, 2021
Receivables, which are included in accounts receivable, net	$113,460	$103,233
Contract assets, which are included in other current assets	2,965	8,551
Contract liabilities, which are included in other current liabilities	3,653	3,410
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $7.4 million and $4.2 million at February 28, 2022 and August 31, 2021, respectively. As indicated in the "Concentration of Credit Risk" section below, the Company continues to negotiate terms to secure payment with an agent whose continued payment delinquency has created a concentration of credit risk. The Company recorded through bad debt expense (included in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations) an additional reserve of $2.4 million in the three months ended February 28, 2022 based on the updated consideration of the factors listed below. The allowance for doubtful accounts for this particular agent as of February 28, 2022 represents management's best estimate of the amount probable of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent in the nine-month period ended February 28, 2022, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 28, 2022, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to longer term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $3.7 million will be recognized in net sales from satisfying those performance obligations within the next twelve months, with an immaterial amount recognized in periods after.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of February 28, 2022, the Company was exposed to a concentration of credit risk as a result of the continued payment delinquency of one of our agents with whom we continue to negotiate a plan to secure payments. This agent's accounts receivable, prior to consideration of the allowance for doubtful accounts, represent 10.2% of the Company's outstanding accounts receivable.
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

Note 3. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms. During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplified and flattened the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Upon assessment of the the Company's operating structure by the Company's new President & Chief Executive Officer (hired effective October 2021), the Company recorded $1.9 million and $4.6 million of charges in the three and six months ended February 28, 2022 in order to further simplify and streamline the organizational structure. Restructuring charges associated with expansion of the fiscal 2019 plan were $0.6 million and $0.7 million in the three and six months ended February 28, 2021.
The following summarizes restructuring reserve activity (which for the six months ended February 28, 2022 excludes $0.8 million and $0.5 million of charges for IT&S and Corporate, respectively, and for the six months ended February 28, 2021 excludes less than $0.1 million of charges for IT&S, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) for the IT&S segment and Corporate (in thousands):

	Six Months Ended February 28, 2022
	IT&S	Corporate
Balance as of August 31, 2021	$1,737	$26
Restructuring charges	2,271	1,000
Cash payments	(2,555)	(995)
Impact of changes in foreign currency rates	(37)	—
Balance as of February 28, 2022	$1,416	$31

	Six Months Ended February 28, 2021
	IT&S	Corporate
Balance as of August 31, 2020	$1,443	$267
Restructuring charges	674	9
Cash payments	(1,107)	(250)
Impact of changes in foreign currency rates	15	—
Balance as of February 28, 2021	$1,025	$26
Total restructuring charges (inclusive of the Other segment) were $1.8 million and $4.6 million in the three and six months ended February 28, 2022, respectively, and $0.6 million and $0.9 million in the three and six months ended February 28, 2021, respectively, being reported in "Restructuring charges."
There were no restructuring charges related to Cortland U.S. (Other segment) in three and six months ended February 28, 2022. Restructuring expenses for Cortland U.S. were less than $0.1 million and $0.2 million in the three and six months ended February 28, 2021, respectively. Restructuring reserves for Cortland U.S. were $0.1 million as of February 28, 2022 and August 31, 2021, respectively.
Note 4. Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of "Loss from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Operations for all periods presented. A component of the purchase price was payable in four quarterly installments of which the final $0.7 million was received in the six months ended February 28, 2021 (this final payment was received greater than one year from the divestiture date and, as such, is reflected in "Cash provided by financing activities - discontinued operations" within the Condensed Consolidated Statements of Cash Flows). All other discontinued operations activity included within the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.

The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Operations (in thousands) :

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Selling, general and administrative expenses	$1,157	$559	$1,661	$854
Operating loss	(1,157)	(559)	(1,661)	(854)
Other loss, net	—	—	—	—
Loss before income tax benefit	(1,157)	(559)	(1,661)	(854)
Income tax benefit	(257)	(157)	(364)	(228)
Loss from discontinued operations, net of income taxes	$(900)	$(402)	$(1,297)	$(626)
Note 5. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2022 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2021	$265,087	$12,506	$277,593
Impact of changes in foreign currency rates	(4,156)	—	(4,156)
Balance as of February 28, 2022	$260,931	$12,506	$273,437
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 28, 2022			August 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$140,661	$117,743	$22,918	$142,453	$114,463	$27,990
Patents	11	14,289	13,553	736	14,492	13,688	804
Trademarks and tradenames	12	3,263	2,408	855	3,307	2,391	916
Indefinite lived intangible assets:
Tradenames	N/A	24,099	—	24,099	24,835	—	24,835
		$182,312	$133,704	$48,608	$185,087	$130,542	$54,545
The Company estimates that amortization expense will be $3.4 million for the remaining six months of fiscal 2022. Amortization expense for future years is estimated to be: $5.5 million in fiscal 2023, $3.9 million in fiscal 2024, $3.3 million in fiscal 2025, $2.0 million in fiscal 2026, $1.9 million in fiscal 2027 and $4.5 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
In the three months ended February 28, 2022, the Company recorded "Impairment & divestiture charges" of $1.1 million; $0.8 million related to a customer relationship intangible asset whereby the Company no longer intends to operate in the country associated with said customers and $0.3 million associated with an indefinite lived tradename intangible asset on a secondary brand whereby the Company plans to sunset its use over the remainder of the fiscal year.

Note 6. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the six months ended February 28, 2022 and 2021, respectively (in thousands):

	Six Months Ended February 28,
	2022	2021
Beginning balance	$1,300	$892
Provision for warranties	627	704
Warranty payments and costs incurred	(296)	(609)
Impact of changes in foreign currency rates	(33)	18
Ending balance	$1,598	$1,005
Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2022	August 31, 2021
Senior Credit Facility
Revolver	$175,000	$175,000
Total long-term debt, less current maturities	$175,000	$175,000

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
At February 28, 2022, there was $175.0 million of borrowings under the revolving line of credit and $219.4 million of available borrowing capacity under the revolving line of credit after reduction for $5.6 million of outstanding letters of credit issued under the Senior Credit Facility.
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
The Company was in compliance with all financial covenants at February 28, 2022. Borrowings under the Senior Credit Facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors and certain equity interests owned by the foreign law pledgors.
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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2022 and August 31, 2021 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of less than $0.1 million at both February 28, 2022 and August 31, 2021. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
As discussed in Note 5, “Goodwill, Intangible Assets and Long-Lived Assets”, the Company recorded impairments to a customer relationship intangible asset and an indefinite lived tradename intangible asset in the three months ended February 28, 2022. The fair value of the customer relationship and tradename impaired were determined utilizing generally accepted valuation techniques, specifically, forecasting future revenues and/or using a market royalty rate. These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other (income) expense" in the Condensed Consolidated Statements of Operations). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $19.6 million and $16.0 million at February 28, 2022 and August 31, 2021, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of less than $0.1 million at both February 28, 2022 and August 31, 2021. Net foreign currency gain (loss) (included in "Other (income) expense" in the Condensed Consolidated Statements of Operations) related to these derivative instruments were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Foreign currency gain (loss), net	$54	$109	$(128)	$61
The Company was a fixed-rate payor on an interest rate swap contract that fixed the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit. The contract carried a fixed rate of 0.259% and expired in August 2021. The swap agreement qualified as a hedging instrument and was designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of less than $0.1 million in both the three and six months ended February 28, 2021 was recorded in other comprehensive income (loss).
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $667.7 million. As of February 28, 2022, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company suspended the share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020 and, accordingly, did not repurchase shares in either of the six months ended February 28, 2022 or 2021. As the Company again considers strategic share repurchases, the Company's Board of Directors, in March 2022, rescinded its prior share repurchase authorization and authorized the repurchase of a total of 10,000,000 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Numerator:
Net earnings from continuing operations	$2,121	$3,584	$5,306	$8,406
Net loss from discontinued operations	(900)	(402)	(1,297)	(626)
Net earnings	$1,221	$3,182	4,009	7,780

Denominator:
Weighted average common shares outstanding - basic	60,387	59,938	60,324	59,874
Net effect of dilutive securities - stock based compensation plans	302	331	331	306
Weighted average common shares outstanding - diluted	60,689	60,269	60,655	60,180

Earnings per common share from continuing operations:
Basic	$0.04	$0.06	$0.09	$0.14
Diluted	$0.03	$0.06	$0.09	$0.14

Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Earnings per common share:*
Basic	$0.02	$0.05	$0.07	$0.13
Diluted	$0.02	$0.05	$0.07	$0.13

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,037	932	941	1,211

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended February 28, 2022 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at November 31, 2021	83,092	$16,622	$207,817	$(667,732)	$956,127	$(103,028)	$(3,092)	$3,092	$409,806
Net earnings	—	—	—	—	1,221	—	—	—	1,221
Other comprehensive income, net of tax	—	—	—	—	—	1,744	—	—	1,744
Stock contribution to employee benefit plans and other	5	1	64	—	—	—	—	—	65
Vesting of equity awards	247	46	(46)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,142	—	—	—	—	—	2,142
Stock option exercises	—	—	—	—	—	—	—	—	—
Tax effect related to net share settlement of equity awards	—	—	(1,980)	—	—	—	—	—	(1,980)
Stock issued to, acquired for and distributed from rabbi trust	1	—	25	—	—	—	3	(3)	25
Balance at February 28, 2022	83,345	$16,669	$208,022	$(667,732)	$957,348	$(101,284)	$(3,089)	$3,089	$413,023
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended February 28, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at November 30, 2020	82,625	$16,525	$195,979	$(667,732)	$922,269	$(99,095)	$(2,643)	$2,643	$367,946
Net earnings	—	—	—	—	3,182	—	—	—	3,182
Other comprehensive income, net of tax	—	—	—	—	—	9,157	—	—	9,157
Stock contribution to employee benefit plans and other	4	1	80	—	—	—	—	—	81
Vesting of equity awards	235	47	(47)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,647	—	—	—	—	—	2,647
Tax effect related to net share settlement of equity awards	—	—	(1,706)	—	—	—	—	—	(1,706)
Stock issued to, acquired for and distributed from rabbi trust	15	3	83	—	—	—	(353)	353	86
Balance at February 28, 2021	82,879	$16,576	$197,036	$(667,732)	$925,451	$(89,938)	$(2,996)	$2,996	$381,393

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 28, 2022 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2021	83,022	$16,604	$202,971	$(667,732)	$953,339	$(92,984)	$(3,067)	$3,067	$412,198
Net earnings	—	—	—	—	4,009	—	—	—	4,009
Other comprehensive loss, net of tax	—	—	—	—	—	(8,300)	—	—	(8,300)
Stock contribution to employee benefit plans and other	7	2	148	—	—	—	—	—	150
Vesting of equity awards	314	63	(63)	—	—	—	—	—	—
Stock based compensation expense	—	—	8,289	—	—	—	—	—	8,289
Tax effect related to net share settlement of equity awards	—	—	(3,373)	—	—	—	—	—	(3,373)
Stock issued to, acquired for and distributed from rabbi trust	2	—	50	—	—	—	(22)	22	50
Balance at February 28, 2022	83,345	$16,669	$208,022	$(667,732)	$957,348	$(101,284)	$(3,089)	$3,089	$413,023
The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 28, 2021 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2020	82,594	$16,519	$193,492	$(667,732)	$917,671	$(100,724)	$(2,562)	$2,562	$359,226
Net earnings	—	—	—	—	7,780	—	—	—	7,780
Other comprehensive income, net of tax	—	—	—	—	—	10,786	—	—	10,786
Stock contribution to employee benefit plans and other	10	2	180	—	—	—	—	—	182
Vesting of equity awards	255	51	(51)	—	—	—	—	—	—
Stock based compensation expense	—	—	5,227	—	—	—	—	—	5,227
Tax effect related to net share settlement of equity awards	—	—	(1,981)	—	—	—	—	—	(1,981)
Stock issued to, acquired for and distributed from rabbi trust	20	4	169	—	—	—	(434)	434	173
Balance at February 28, 2021	82,879	$16,576	$197,036	$(667,732)	$925,451	$(89,938)	$(2,996)	$2,996	$381,393
Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Earnings from continuing operations before income tax expense	$3,458	$3,585	$8,424	$10,664
Income tax expense	1,337	1	3,118	2,258
Effective income tax rate	38.7%	0.0%	37.0%	21.2%
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

The effective tax rate for the three months ended February 28, 2022 was 38.7%, compared to 0.0% for the comparable prior-year period. Overall, both time periods are significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended February 28, 2021 was primarily driven by tax benefits related to stock compensation and tax planning initiatives that did not recur in the current year. Additionally, both the current and prior-year effective income tax rates include the impact of non-recurring items.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$97,498	$87,195	$189,847	$169,768
Service & Rental	28,442	25,544	57,406	55,146
	125,940	112,739	247,253	224,914

Other Operating Segment	10,659	7,915	20,249	15,170
	$136,599	$120,654	$267,502	$240,084

Operating Profit (Loss)
IT&S Segment	$12,582	$13,857	$30,646	$31,014
Other Operating Segment	334	(1,873)	(923)	(3,682)
General Corporate	(8,432)	(6,277)	(18,832)	(12,555)
	$4,484	$5,707	$10,891	$14,777

	February 28, 2022	August 31, 2021
Assets
IT&S Segment	$656,199	$641,256
Other Operating Segment	52,965	52,745
General Corporate	112,298	126,246
	$821,462	$820,247

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

Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $9.3 million and $11.9 million at February 28, 2022 and August 31, 2021, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations; however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at February 28, 2022 were $4.5 million associated with monthly payments extending to fiscal 2025.
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor’s office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and was the basis to record an expense representing the low end of a reasonable range of financial penalties the Company may incur in the six-month period ended February 28, 2021. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the six-month period ended February 28, 2022. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the six months ended February 28, 2022.
The components of lease expense were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$3,698	$3,766	$7,423	$7,471
Short-term lease cost	399	397	849	810
Variable lease cost	1,110	865	2,014	1,747

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Six Months Ended February 28,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,190	$7,486

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	3,598	1,360

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
Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. The IT&S segment and the Company are well-positioned to drive shareholder value through a sustainable business strategy built on well-established brands, broad global distribution and end markets, clear focus on the core tools and services business and disciplined capital deployment.
Our Business Model
Our long-term goal is to create shareholder value and best in class returns through growth of our core businesses, driving efficiency and profitability, generating strong cash flow, and being disciplined in the deployment of our capital.We intend to leverage our strong brand, market positions, and dealer and distribution networks to generate organic core sales growth that exceeds end-market growth rates. Organic growth is accomplished through a combination of market share capture and product innovation, as well as market expansion into new vertical markets, emerging industries and new geographic regions. In addition to organic growth, we also focus on profit margin expansion by utilizing continuous improvement techniques to drive productivity and lower costs and by enacting routine pricing initiatives to generate price realization and offset cost increases, such as commodity and tariff increases and general inflation. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. Strong cash flow generation is achieved by maximizing returns on assets and minimizing primary working capital needs. The cash flow that results from efficient asset management and improved profitability is used to fund internal growth opportunities, strategic acquisitions, pay down of debt and opportunistic returns for shareholders. In March 2022, the Company launched the ASCEND transformation program focused on driving accelerated growth and margin expansion through improvements on how we go to market, innovate, buy materials, manufacture product and serve customers.
General Business Update
During largely the second half of fiscal 2020 and through the first three quarters of fiscal 2021, our business, like many others around the world, experienced significant negative financial impacts from the COVID-19 pandemic. Beginning in the third quarter of fiscal 2021, we returned to year-over-year core growth in all regions. In the first six months of fiscal 2022, we continued to see strong growth in most regions that we operate, however, there are still regions that remain challenged by the lingering effects of the pandemic, most notably on our European service business in the second quarter of fiscal 2022. Our key manufacturing facilities continue to operate with additional precautions in place to ensure the safety of our employees and prevent production disruptions. Like many other businesses around the world, increased demand as global economies have returned to more normalized levels has stressed our supply chain, and increased demand and pandemic related factors have also created challenges in freight lines and the overall logistics environment. This has led to increased raw material, components and logistics costs, as well as longer lead times on orders. We continue to closely monitor our supply chain in order to ensure we can maintain competitive lead times and deliver products to customers timely. In February 2022, Russian forces invaded Ukraine, and in response, the member countries of NATO initiated a variety of sanctions and export controls targeting Russia and associated entities. Approximately 1% of our annual sales are to customers and distributors associated with Russia and we had approximately $0.5 million of receivables associated with those customers and distributors as of February 28, 2022. The sanctions currently in place limit our ability to provide goods to those customers and distributors and banking sanctions effectively negate our ability to collect those receivables; as such, we have recorded a full allowance for doubtful accounts against those receivables as of February 28, 2022. We will continue to monitor the situation with Russia to assess when and if we are able to resume business with those customers and distributors, including collection of the outstanding receivables. We also continue to monitor and manage the ancillary impact of the Russia crisis on our business, which is primarily related to supply chain, increased commodity costs, foreign exchange rate volatility and dealer confidence particularly in Central Europe. Despite pandemic-related demand challenges, the supply chain and logistics challenges we are currently experiencing, and the impact of the sanctions on Russia, our balance sheet remains strong and the Company continues to focus on the execution of our strategic growth initiatives in the markets we serve. We remain focused on new product development, driving organic growth and pursuing disciplined acquisition opportunities.
Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
	2022		2021		2022		2021
Net sales	$137	100%	$121	100%	$268	100%	$240	100%
Cost of products sold	77	56%	66	54%	148	55%	130	54%
Gross profit	60	44%	55	45%	120	45%	110	46%
Selling, general and administrative expenses	51	37%	46	38%	99	37%	90	38%
Amortization of intangible assets	2	1%	2	2%	4	1%	4	2%
Restructuring charges	2	1%	1	1%	5	2%	1	0%
Impairment & divestiture charges	1	1%	0	0%	1	0%	0	0%
Operating profit	4	3%	6	5%	11	4%	15	6%
Financing costs, net	1	1%	1	1%	2	1%	3	1%
Other expense, net	0	0%	1	1%	1	0%	1	0%
Earnings before income tax expense	3	2%	4	3%	8	3%	11	5%
Income tax expense	1	1%	0	0%	3	1%	3	1%
Net earnings from continuing operations	2	1%	4	3%	5	2%	8	3%

Diluted earnings per share from continuing operations	$0.03		$0.06		$0.09		$0.14
Consolidated net sales for the second quarter of fiscal 2022 were $137 million, an increase of $16 million, or 13%, from the prior-year comparable period. Core sales increased $19 million, or 16%, while the changes in foreign currency exchange rates unfavorably impacted net sales by 2%. The increase in core sales was due to the substantial increase in sales volume resulting from pandemic-related market recovery, and to a lesser extent, the results of pricing actions in response to increasing costs of raw materials, components, and freight. The continuation of supply chain and logistics challenges first seen in the fourth quarter of fiscal 2021 led to longer lead times throughout the second quarter of fiscal 2022 and larger than usual backlogs remained at February 28, 2022, which negatively impacted the quarter as compared to the second quarter of fiscal 2021. Core products sales increased 16% and core service sales increased 13% as compared to the same period in the prior year, though effects from greater incidence of COVID-19 due to new variants had detrimental impacts on core service sales in the second quarter of fiscal 2022, with a year-over-year decline in service sales in Europe due to our inability to mobilize our work force as a result of enhanced COVID-19 restrictions. Gross profit margins remained effectively flat as compared to the prior-year second quarter, as pricing actions were only able to offset the increased costs in the supply chain and logistics environments. Operating profit was $2 million lower in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. The $5 million increase in gross profit was offset by the $5 million increase in selling, general, and administrative expenses ("SG&A"). We also incurred an additional $1 million of restructuring charges in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 and recorded $1 million of impairment & divestiture charges. The $5 million increase in SG&A was primarily due to $3 million discrete bad debt charges taken (approximately $2 million due to significant delinquency in payments from an agent in our Middle East region as well as less than $1 million to reserve for collection risk for customers and distributors associated with Russia), senior leadership transition charges ($2 million) and business review charges related to external support for the deep-dive holistic business review ($2 million), partially offset by reduced incentive compensation costs ($2 million). Restructuring charges increased $1 million as compared to the prior period as a result of charges to streamline and flatten the organizational structure in the second quarter of fiscal 2022 and we recorded impairment & divestiture charges of $1 million associated with impairments on two intangible assets.

Consolidated net sales for the first half of fiscal 2022 were $268 million, an increase of $28 million or 11% from the prior-year comparable period. Core sales increased $30 million, or 13%, while the changes in foreign currency exchange rates unfavorably impacted net sales by 1%. The increase in core sales was due to the substantial increase in sales volume resulting from pandemic-related market recovery, and to a lesser extent, the results of pricing actions in response to increasing costs of raw materials, components, and freight. The continuation of supply chain and logistics challenges seen in the fourth quarter of fiscal 2021 led to longer lead times throughout the first half of fiscal 2022 and larger than usual backlogs at February 28, 2022, which negatively impacted the first six months of fiscal 2022. Core products sales increased 15% while core service sales only increased 4% as compared to the same period in the prior year. Gross profit margins remained effectively flat as compared to the prior-year first half as pricing actions were only able to offset increased costs in the supply chain and logistics environments. Operating profit was $4 million lower in the first half of fiscal 2022 as compared to the first half of fiscal 2021. Although gross profit increased $10 million year-year-over year, SG&A expenses increased $9 million, restructuring charges increased $4 million, and we incurred $1 million of impairment & divestiture charges. The increase in SG&A expenses is primarily due to CEO transition costs ($4 million), discrete bad debt charges taken due to significant delinquency in payments from an agent in our Middle East region and also to reserve for collection risk for customers and distributors associated with Russia ($3 million in aggregate, approximately $2 million in the Middle East and less than $1 million for customers associated with Russia), senior leadership transition charges ($2 million) and business review charges related to external support for the deep-dive holistic business review ($2 million), partially offset by a decrease in employee compensation costs ($2 million). Restructuring charges increased $4 million as compared to the prior period as a result of charges to streamline and flatten the organizational structure and we recorded impairment & divestiture charges of $1 million associated with impairments on two intangible assets.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including infrastructure, industrial maintenance, repair, and operations, oil & gas, mining, alternative and renewable energy and construction markets. Its primary products include branded tools, cylinders, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). On the service and rental side, the segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (dollars in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net sales	$126	$113	$247	$225
Operating profit	13	14	31	31
Operating profit %	10.0%	12.3%	12.4%	13.8%
IT&S segment net sales for the second quarter of fiscal 2022 increased by $13 million, or 12%. Core sales increased $16 million, or 14%, year-over-year due to the substantial increase in sales volume resulting from pandemic-related market recovery, and to a lesser extent, the results of pricing actions in response to increasing costs of raw materials, components, and freight. The continuation of supply chain and logistics challenges initially seen in the fourth quarter of fiscal 2021 led to longer lead times throughout the second quarter of fiscal 2022 and larger than usual backlogs at February 28, 2022, which negatively impacted the quarter.
Operating profit percentage decreased 2.3% from the prior-year quarter as pricing actions were wholly offset by the increased costs in the supply chain and logistics environments, $3 million of discrete bad debt expense was recorded in the quarter and restructuring charges increased $1 million in order to flatten and streamline the organization.
Year-to-date IT&S segment net sales increased by $22 million, or 10%. Core sales increased $25 million, or 11%, year-over-year due to the substantial increase in sales volume resulting from pandemic-related market recovery, and to a lesser extent, the results of pricing actions in response to increasing costs of raw materials, components, and freight. The continuation of supply chain and logistics challenges from the fourth quarter of fiscal 2021 led to longer lead times throughout the first six months of fiscal 2022 and larger than usual backlogs at February 28, 2022, which negatively impacted the first half of fiscal 2022.
Operating profit percentage decreased 1.4% from the prior-year six-month period as pricing actions were wholly offset by the increased costs in the supply chain and logistics environments, $3 million of discrete bad debt expense recorded in the first six months of fiscal 2022 and an increase of $2 million in restructuring charges to flatten and streamline the organization.

Corporate
Corporate expenses were $8 million and $6 million in the three months ended February 28, 2022 and 2021, respectively, and $19 million and $13 million for the six months ended February 28, 2022 and 2021, respectively. This represents an increase of $2 million and $6 million for the three and six months ended February 28, 2022, respectively. The increase for the three months ended February 28, 2022 was a result of business review charges related to external support for the deep-dive holistic business review ($2 million) and senior leadership transition charges ($1 million), partially offset by a decrease in incentive compensation charges ($1 million). The increase for the six months ended February 28, 2022 was a result of CEO transition costs ($4 million), business review charges related to external support for the deep-dive holistic business review ($2 million), senior leadership transition charges ($1 million) and an increase in restructuring charges to streamline and flatten the Corporate structure ($1 million), partially offset by a decrease in incentive compensation ($2 million).
Financing Costs, net
Net financing costs were $1 million for both the three months ended February 28, 2022 and 2021. For the six months ended February 28, 2022 and 2021, net financing costs were $2 million and $3 million, respectively. Financing costs decreased as the outstanding amount on our revolver has decreased $80 million as compared to the amount outstanding at November 30, 2020.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Earnings from continuing operations before income tax expense	$3	$4	$8	$11
Income tax expense	1	0	3	2
Effective income tax rate	38.7%	0.0%	37.0%	21.2%
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
The effective tax rate for the three months ended February 28, 2022 was 38.7%, compared to 0.0% for the comparable prior-year period. Overall, both time periods are significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended February 28, 2021 was primarily driven by tax benefits related to stock compensation and tax planning initiatives that did not recur in the current year. Additionally, both the current and prior-year effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At February 28, 2022, we had $133 million of cash and cash equivalents of which $129 million was held by our foreign subsidiaries and $4 million was held domestically. The following table summarizes our cash flows provided by (used in) operating, investing and financing activities (in millions):

	Six Months Ended February 28,
	2022	2021
Cash provided by operating activities	$5	$13
Cash used in investing activities	(5)	(5)
Cash used in financing activities	(6)	(48)
Effect of exchange rate changes on cash	(1)	3
Net decrease in cash and cash equivalents	$(7)	$(37)
Net cash provided by operating activities was $5 million for the six months ended February 28, 2022 as compared to $13 million for the six months ended February 28, 2021. This is a result of the payout of the fiscal 2021 annual bonus in the first quarter of fiscal 2022 (the fiscal 2020 bonus plan was suspended in response to the COVID-19 pandemic, as such, there was no such payment in the first quarter of fiscal 2021), payment of the Company portion of social security taxes in the second quarter of fiscal 2022 that were originally deferred in calendar 2020 under section 2302 of the CARES Act, as well as greater cash used for primary working capital in the first six months of fiscal 2022, predominantly associated with increased inventory levels as a result of rising supply chain costs and logistics challenges.
Net cash used in investing activities was $5 million for both the six months ended February 28, 2022 and 2021. The cash used in investing activities for both fiscal years primarily related to capital expenditures.
Net cash used in financing activities was $6 million for the six months ended February 28, 2022 compared to $48 million for the six months ended February 28, 2021. The net cash used in financing activities for the first six months of fiscal 2022 predominantly consisted of $2 million paid for the annual dividend and $4 million for taxes paid related to the net share settlement of equity awards. The net cash used in the first six months of fiscal 2021 predominantly consisted of a $45 million principal payment on our revolving credit facility with excess cash on hand, $2 million each for the annual dividend payment and for taxes paid related to the net share settlement of equity awards, partially offset by receipt of $1 million for the final installment payment on the sale of the former EC&S segment.
The Company's Senior Credit Facility is comprised of a $400 million revolving line of credit and previously provided for a $200 million term loan, both scheduled to mature in March 2024 (see Note 7, "Debt" in the notes to the condensed consolidated financial statements for further details of the Senior Credit Facility). Outstanding borrowings under the Senior Credit Facility revolving line of credit were $175 million as of February 28, 2022. The unused credit line and amount available for borrowing under the revolving line of credit was $219 million at February 28, 2022 after reduction for $6 million of outstanding letters of credit issued under the Senior Credit Facility.
We believe that the revolving credit line, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	February 28, 2022	PWC%	August 31, 2021	PWC%
Accounts receivable, net	$113	21%	$103	18%
Inventory, net	89	16%	75	13%
Accounts payable	(66)	(12)%	(62)	(11)%
Net primary working capital	$136	25%	$116	20%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at February 28, 2022 were $4 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $9 million and $12 million at February 28, 2022 and August 31, 2021, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at February 28, 2022 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2021.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methods and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended August 31, 2021.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: In the current economic environment, we manage interest expense using a mixture of variable-rate debt and fixed-interest-rate swaps. As of February 28, 2022, long-term debt consisted of $175 million of borrowing under the revolving line of credit (variable rate debt).
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by less than $1 million, respectively, for the three months ended February 28, 2022. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $43 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2022, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 22,799,230 shares of common stock for $668 million. As of February 28, 2022, the maximum number of shares that may yet be purchased under the programs is 5,200,770 shares. The Company suspended the share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020 and accordingly, did not repurchase shares in either of the six months ended February 28, 2022 or 2021. As the Company again considers strategic share repurchases, the Company's Board of Directors, in March 2022, rescinded its prior share repurchase authorization and authorized the repurchase of a total of 10,000,000 shares.

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

10.1	Letter agreement dated January 30, 2022 between Rick T. Dillon and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 31, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 24, 2022	By:	/S/ BRYAN R. JOHNSON
Bryan R. Johnson
VP of Finance and Principal Accounting Officer