Form 10-Q
period 2022-11-30
ENERPAC TOOL GROUP CORP
filed 2022-12-22
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 16, 2022 was 56,973,236.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:
•supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders;
•failure to estimate customer demand properly may result or could have an adverse impact on our business and operating results and our relationship with customers;
•the deterioration of, or instability in, the domestic and international economy and/or in our various end markets, including as a result of geopolitical activity;
•decreases in sales and/or increases in costs or reduced availability of commodities or components used in the production of our products due to sanctions and export controls targeting Russia in connection with its invasion of Ukraine;
•decreased demand from customers in the oil & gas industry, including as a result of significant volatility in oil prices resulting from disruptions in the oil markets;
•uncertainty over global tariffs or the financial impact of tariffs;
•our ability to execute on restructuring actions and on the objectives related to the ASCEND transformation program in order to achieve anticipated incremental operating profit;
•logistics challenges, including global freight capacity shortages, significant increases in freight costs or other delays in our ability to fulfill orders;

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
•the extent to which the COVID-19 pandemic (including new variants of COVID-19) continues to impact our employees, operations, customers and suppliers;
•failure to develop new products and the extent of market acceptance of new products;
•our ability to execute on our growth strategy;
•our ability to successfully identify, consummate and integrate acquisitions and realize anticipated benefits/results from acquired companies as part of our portfolio management process;
•the effects of divestitures and/or discontinued operations, including retained liabilities from, or indemnification obligations with respect to, disposed businesses;
•if the operating performance of our businesses were to fall significantly below normalized levels, the potential for a non-cash impairment charge of goodwill and/or other intangible assets, as they represent a substantial amount of our total assets;
•a global economic recession;
•the impact of rapidly rising interest rates;
•our ability to comply with the covenants in our debt agreements and fluctuations in interest rates;
•our ability to attract, develop, and retain qualified employees;
•inadequate intellectual property protection or infringement of the intellectual property of others; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K filed with the SEC on October 25, 2022.
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as "fiscal 2023," are to the fiscal year ending on August 31 of the specified year. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2022	2021
Net sales	$139,382	$130,903
Cost of products sold	71,476	71,277
Gross profit	67,906	59,626

Selling, general and administrative expenses	53,247	48,477
Amortization of intangible assets	1,368	2,005
Restructuring charges	982	2,737
Operating profit	12,309	6,407
Financing costs, net	2,815	961
Other expense, net	702	480
Earnings before income tax expense	8,792	4,966
Income tax expense	2,383	1,781
Net earnings from continuing operations	6,409	3,185
Earnings (loss) from discontinued operations, net of income taxes	1,044	(397)
Net earnings	$7,453	$2,788

Earnings per share from continuing operations
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

Earnings (loss) per share from discontinued operations
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Earnings per share*
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

Weighted average common shares outstanding
Basic	56,886	60,261
Diluted	57,317	60,621

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2022	2021
Net earnings	$7,453	$2,788
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	5,941	(10,380)
Pension, other postretirement benefit plans, and cash flow hedges	83	336
Total other comprehensive income (loss), net of tax	6,024	(10,044)
Comprehensive income (loss)	$13,477	$(7,256)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	November 30, 2022	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$129,243	$120,699
Accounts receivable, net	97,707	106,747
Inventories, net	90,664	83,672
Other current assets	35,059	31,262
Total current assets	352,673	342,380
Property, plant and equipment, net	41,784	41,372
Goodwill	261,659	257,949
Other intangible assets, net	41,031	41,507
Other long-term assets	77,254	74,104
Total assets	$774,401	$757,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$74,673	$72,524
Accrued compensation and benefits	23,441	21,390
Current maturities of debt	1,875	—
Short-term debt	—	4,000
Income taxes payable	4,992	4,594
Other current liabilities	49,165	50,680
Total current liabilities	154,146	153,188
Long-term debt, net	200,359	200,000
Deferred income taxes	7,887	7,355
Pension and postretirement benefit liabilities	11,902	11,941
Other long-term liabilities	65,784	66,217
Total liabilities	440,078	438,701
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,529,142 and 83,397,458 shares, respectively	16,706	16,679
Additional paid-in capital	215,194	212,986
Treasury stock, at cost, 26,558,965 shares	(742,844)	(742,844)
Retained earnings	974,204	966,751
Accumulated other comprehensive loss	(128,937)	(134,961)
Stock held in trust	(3,239)	(3,209)
Deferred compensation liability	3,239	3,209
Total shareholders' equity	334,323	318,611
Total liabilities and shareholders’ equity	$774,401	$757,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2022	2021
Operating Activities
Net earnings	$7,453	$2,788
Less: Net earnings (loss) from discontinued operations	1,044	(397)
Net earnings from continuing operations	6,409	3,185
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities - continuing operations:
Depreciation and amortization	4,193	5,175
Stock-based compensation expense	2,155	6,147
(Benefit) provision for deferred income taxes	(33)	423
Amortization of debt issuance costs	460	120
Other non-cash benefits (charges)	11	(13)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	9,844	(10,801)
Inventories	(5,684)	(9,823)
Trade accounts payable	2,130	2,358
Prepaid expenses and other assets	(8,377)	140
Income tax accounts	5,104	682
Accrued compensation and benefits	1,529	(3,509)
Other accrued liabilities	73	1,975
Cash provided by (used in) operating activities - continuing operations	17,814	(3,941)
Cash used in operating activities - discontinued operations	(281)	(785)
Cash provided by (used in) operating activities	17,533	(4,726)

Investing Activities
Capital expenditures	(3,028)	(3,293)
Proceeds from sale of property, plant and equipment	493	133
Cash used in investing activities - continuing operations	(2,535)	(3,160)
Cash used in investing activities	(2,535)	(3,160)

Financing Activities
Borrowings on revolving credit facility	14,000	5,000
Principal repayments on revolving credit facility	(11,000)	(5,000)
Proceeds from issuance of term loan	200,000	—
Payment for redemption of revolver	(200,000)	—
Swingline borrowings/repayments, net	(4,000)	—
Payment of debt issuance costs	(2,417)	—
Taxes paid related to the net share settlement of equity awards	(969)	(1,393)
Stock option exercises & other	972	85
Payment of cash dividend	(2,274)	(2,409)
Cash used in financing activities - continuing operations	(5,688)	(3,717)
Cash used in financing activities	(5,688)	(3,717)

Effect of exchange rate changes on cash	(766)	(2,216)
Net increase (decrease) in cash and cash equivalents	8,544	(13,819)
Cash and cash equivalents - beginning of period	120,699	140,352
Cash and cash equivalents - end of period	$129,243	$126,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. ("Company") is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2022 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2022 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2023.The COVID-19 pandemic has negatively impacted, and is likely to continue to negatively impact to varying extents, the global economy. The Company's operating results and financial position will continue to be subject to the general economic conditions created by the pandemic, including the current supply chain and logistics environment caused by the sharp increase in demand as global economies recover. The Company also has historically sold products to companies located in or associated with Russia. In response to Russia's invasion of Ukraine, many countries, including the countries that are members of the North Atlantic Treaty Organization ("NATO"), including the United States, have initiated sanctions and export controls targeting Russia and entities associated with Russia which significantly limits our ability to serve certain customers and collect on our outstanding receivables. The duration and extent to which the pandemic and trade sanctions against Russia effect the Company's business will depend on future developments which still remain uncertain.
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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2022	August 31, 2022
Foreign currency translation adjustments	$110,137	$116,078
Pension and other postretirement benefit plans, net of tax	18,800	18,883
Accumulated other comprehensive loss	$128,937	$134,961

Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	November 30, 2022	August 31, 2022
Land, buildings and improvements	$14,451	$14,121
Machinery and equipment	144,963	141,571
Gross property, plant and equipment	159,414	155,692
Less: Accumulated depreciation	(117,630)	(114,320)
Property, plant and equipment, net	$41,784	$41,372
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2022	2021
Revenues recognized at point in time	$109,903	$100,174
Revenues recognized over time	29,479	30,729
Total	$139,382	$130,903
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2022	August 31, 2022
Receivables, which are included in accounts receivable, net	$97,707	$106,747
Contract assets, which are included in other current assets	1,398	2,397
Contract liabilities, which are included in other current liabilities	3,156	2,804
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $17.3 million and $17.5 million at November 30, 2022 and August 31, 2022, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of November 30, 2022 the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of November 30, 2022 the Company has a reserve of $13.2 million based on the consideration of the factors listed below, which fully reserves for the outstanding accounts receivable balance for this agent. The allowance for doubtful accounts, for this particular agent as of November 30, 2022 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of November 30, 2022, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 11.3% of the Company's outstanding accounts receivable. As of November 30, 2022, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2022, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $3.2 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
The Company is implementing the program and anticipates investing approximately $60 to $65 million (as disclosed in Note 4, "Restructuring Charges," approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs. Total program expenses were approximately $10.4 million for the three months ended November 30, 2022, of which $9.4 million were recorded within SG&A expenses and included third-party support costs and $1.0 million were recorded within restructuring expenses (see Note 4, "Restructuring Charges," below).
Note 4. Restructuring Charges
The Company has undertaken or committed to various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives, and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months, while future lease payments related to facilities vacated as a result of restructuring are to be paid over the underlying remaining lease terms.
During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplified and flattened the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Upon assessment of the Company's operating structure by the Company's new President and Chief Executive Officer (hired effective October 2021), the Company recorded $2.7 million of charges in the three months ended November 30, 2021 in order to further simplify and streamline the organizational structure. The total cumulative charges for the 2019 plan, which ended in the the third quarter of fiscal year 2022, were $18.0 million.
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024. For the three months ended November 30, 2022, the Company recorded $1 million of restructuring charges associated with the ASCEND transformation program.
The following summarizes restructuring reserve activity (which for the three months ended November 30, 2021 excludes $0.7 million and $0.5 million of charges associated with the 2019 Plan for IT&S and Corporate, respectively, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) for the IT&S segment and Corporate (in thousands):

	Three Months Ended November 30, 2022
	2019 Plan		ASCEND Plan
	IT&S	Corporate	IT&S	Corporate
Balance as of August 31, 2022	$212	$6	$2,008	$797
Restructuring charges	—	—	944	38
Cash payments	(19)	—	(1,211)	(117)
Impact of changes in foreign currency rates	4	—	67	—
Balance as of November 30, 2022	$197	$6	$1,808	$718

	Three Months Ended November 30, 2021
	IT&S	Corporate
Balance as of August 31, 2021	$1,737	$26
Restructuring charges	874	695
Cash payments	(609)	(8)
Impact of changes in foreign currency rates	(46)	—
Balance as of November 30, 2021	$1,956	$713
Total restructuring charges (inclusive of the Other segment) were $1.0 million and $2.7 million in the three months ended November 30, 2022 and 2021, respectively, being reported in "Restructuring charges."
Note 5. Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of "Earnings (loss) from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Earnings for all periods presented. All other discontinued operations activity included within the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.
The following represents the detail of "Earnings (loss) from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Earnings (in thousands) :

	Three Months Ended November 30,
	2022	2021
Selling, general and administrative expenses	$5	$503
Impairment & divestiture benefit	(1,329)	—
Operating profit (loss)	1,324	(503)
Other loss, net	—	—
Earnings (loss) before income tax expense (benefit)	1,324	(503)
Income tax expense (benefit)	280	(106)
Earnings (loss) from discontinued operations, net of income taxes	$1,044	$(397)
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2022 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2022	$246,740	$11,209	$257,949
Impact of changes in foreign currency rates	3,710	—	3,710
Balance as of November 30, 2022	$250,450	$11,209	$261,659

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2022			August 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$136,521	$119,590	$16,931	$135,101	$117,275	$17,826
Patents	11	13,849	13,248	601	13,708	13,104	604
Trademarks and tradenames	12	3,164	2,387	777	3,132	2,329	803
Indefinite lived intangible assets:
Tradenames	N/A	22,722	—	22,722	22,274	—	22,274
		$176,256	$135,225	$41,031	$174,215	$132,708	$41,507
The Company estimates that amortization expense will be $3.9 million for the remaining nine months of fiscal 2023. Amortization expense for future years is estimated to be: $3.7 million in fiscal 2024, $3.0 million in fiscal 2025, $1.8 million in both fiscal 2026 and 2027, $1.6 million in fiscal 2028 and $2.5 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the three months ended November 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended November 30,
	2022	2021
Beginning balance	$1,140	$1,300
Provision for warranties	234	395
Warranty payments and costs incurred	(256)	(230)
Impact of changes in foreign currency rates	18	(31)
Ending balance	$1,136	$1,434
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2022	August 31, 2022
Previous Senior Credit Facility
Short-term debt	$—	$4,000
Revolver	—	200,000
New Senior Credit Facility
Revolver	3,000	—
Term Loan	200,000	—
Total Senior Indebtedness	203,000	204,000
Less: Current maturities of long-term debt	(1,875)	—
Short-term debt	—	(4,000)
Debt issuance costs	(766)	—
Total long-term debt, less current maturities	$200,359	$200,000

Senior Credit Facility
Prior to refinancing the Company's senior credit facility on September 9, 2022, the Company's previous senior credit facility matured in March 2024, and provided a $400 million revolving line of credit, a $200 million term loan and a $300 million accordion. Borrowings bore interest at a variable rate based on LIBOR or a base rate, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 0.125% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee was payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. The previous senior credit facility contained two financial covenants, which were a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. Certain transactions resulted in adjustments to the underlying ratios, including an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition.
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. The new facility replaces LIBOR with adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. Borrowings under the new facility initially bear interest at adjusted term SOFR plus 1.125% per annum.
In addition, the new facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the new facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all financial covenants under the new facility at November 30, 2022.
At November 30, 2022, there was $3.0 million of borrowings under the revolving line of credit and $393.4 million available under the revolving line of credit facility after reduction for $3.6 million of outstanding letters of credit issued under the new facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2022 and August 31, 2022 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.3 million and less than $0.1 million at November 30, 2022 and August 31, 2022, respectively. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $22.0 million and $16.7 million at November 30, 2022 and August 31, 2022, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of $0.3 million and less than $0.1 million at November 30, 2022 and August 31, 2022, respectively. Net foreign currency gain (loss) (included in "Other expense" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments were as follows (in thousands):

	Three Months Ended November 30,
	2022	2021
Foreign currency loss, net	$(636)	$(181)
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 26,558,965 shares of common stock for $742.8 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company did not repurchase shares in either of the three months ended November 30, 2022 or 2021. As of November 30, 2022, the maximum number of shares that may yet be purchased under the program is 6,240,265 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2022	2021
Numerator:
Net earnings from continuing operations	$6,409	$3,185
Net earnings (loss) from discontinued operations	1,044	(397)
Net earnings	$7,453	$2,788

Denominator:
Weighted average common shares outstanding - basic	56,886	60,261
Net effect of dilutive securities - stock based compensation plans	431	360
Weighted average common shares outstanding - diluted	57,317	60,621

Earnings per share from continuing operations:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

Earnings (loss) per share from discontinued operations:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Earnings per share:*
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	818	846

*The total of Earnings per share from continuing operations and Earnings (loss) per share from discontinued operations may not equal Earnings per share due to rounding.
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2022 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2022	83,397	$16,679	$212,986	$(742,844)	$966,751	$(134,961)	$(3,209)	$3,209	$318,611
Net earnings	—	—	—	—	7,453	—	—	—	7,453
Other comprehensive loss, net of tax	—	—	—	—	—	6,024	—	—	6,024
Stock contribution to employee benefit plans and other	3	1	41	—	—	—	—	—	42
Vesting of equity awards	84	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,155	—	—	—	—	—	2,155
Stock option exercises	42	8	922	—	—	—	—	—	930
Tax effect related to net share settlement of equity awards	—	—	(969)	—	—	—	—	—	(969)
Stock issued to, acquired for and distributed from rabbi trust	3	1	76	—	—	—	(30)	30	77
Balance at November 30, 2022	83,529	$16,706	$215,194	$(742,844)	$974,204	$(128,937)	$(3,239)	$3,239	$334,323

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
Note 12. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended November 30,
	2022	2021
Earnings from continuing operations before income tax expense	$8,792	$4,966
Income tax expense	2,383	1,781
Effective income tax rate	27.1%	35.9%
The Company’s earnings from continuing operations before income taxes include earnings from both U.S. and foreign jurisdictions. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by foreign rate differentials, withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions.
The effective tax rate for the three months ended November 30, 2022 was 27.1%, compared to 35.9% for the comparable prior-year period. The effective tax rate in each time period was significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended November 30, 2022 was primarily due to tax benefits driven by revaluing tax assets due to tax rate changes. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2022	2021
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$98,917	$92,350
Service & Rental	28,380	28,963
	127,297	121,313

Other Segment	12,085	9,590
	$139,382	$130,903

Operating Profit (Loss)
IT&S Segment	$26,640	$18,064
Other Segment	1,424	(1,257)
General Corporate	(15,755)	(10,400)
	$12,309	$6,407

	November 30, 2022	August 31, 2022
Assets
IT&S Segment	$615,134	$618,412
Other Segment	45,338	46,428
General Corporate	113,929	92,472
	$774,401	$757,312

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
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $9.2 million and $10.7 million at November 30, 2022 and August 31, 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
The Company remains contingently liable for lease payments under leases of businesses that it previously divested or spun-off in the event that such businesses are unable to fulfill their future lease payment obligations; however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at November 30, 2022 were $3.2 million associated with monthly payments extending to fiscal 2025.
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch

Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the three months ended November 30, 2022. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 15. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the three months ended November 30, 2022.
The components of lease expense were as follows (in thousands):

	Three Months Ended November 30,
	2022	2021
Lease Cost:
Operating lease cost	$3,273	$3,725
Short-term lease cost	494	450
Variable lease cost	1,115	903

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended November 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,255	$3,611

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	483	810

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company makes complex, often hazardous jobs possible safely and efficiently. Enerpac Tool Group's businesses are global leaders in high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, alternative energy and other markets. Financial information related to the Company's reportable segment is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
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
Our Business Model
Our long-term goal is to create sustainable returns for our shareholders through above-market growth in our core business, expanding our margins, generating strong cash flow and being disciplined in the deployment of our capital. We intend to grow through execution of our organic growth strategy focused on key vertical markets which benefit from long-term macro trends, driving customer driven innovation, expansion of our digital ecosystem to acquire and engage customers, and expansion in emerging markets such as Asia Pacific. In addition to organic growth, we also will focus on margin expansion through operational efficiency techniques including lean, continuous improvement and 80/20 to drive productivity and lower costs and leverage our selling, general and administrative expenses. We also intend to use these techniques and pricing actions to offset commodity increases and inflationary pricing. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. We believe driving profitable growth and margin expansion will result in cash flow generation and we expect to supplement that through minimizing primary working capital. The cash flow that results from the execution of our strategy will be allocated in a disciplined way toward investment in the business, maintaining our strong balance sheet, disciplined M&A and opportunistically returning capital to shareholders. We anticipate the compounding effect of reinvesting in our business will fuel further growth and profitable returns.
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”). ASCEND’s key initiatives include accelerating organic growth go-to-market strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. The Company expects that it will deliver an incremental $40-$50 million of annual operating profit from the execution of ASCEND, with the full run rate of operating profit expected to be reflected in its results as it exits fiscal 2024 and fully incorporated into its fiscal 2025 projections. Enerpac Tool Group anticipates investing approximately $60-$65 million over the life of the program to support the ASCEND initiatives.
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
Results of Operations
The following table sets forth our results of continuing operations (in millions, except per share amounts):

	Three Months Ended November 30,
Results from Continuing Operations (1)	2022		2021
Net sales	$139	100%	$131	100%
Cost of products sold	71	51%	71	54%
Gross profit	68	49%	60	46%
Selling, general and administrative expenses	53	38%	49	37%
Amortization of intangible assets	1	1%	2	2%
Restructuring charges	1	1%	3	2%
Operating profit	12	9%	6	5%
Financing costs, net	3	2%	1	1%
Other expense, net	1	1%	—	0%
Earnings before income tax expense	9	6%	5	4%
Income tax expense	2	1%	2	2%
Net earnings from continuing operations	6	4%	3	2%

Diluted earnings per share from continuing operations	$0.11		$0.05
(1) The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the first quarter of fiscal 2023 were $139 million, an increase of $8 million, or 6%, from the prior-year comparable period. Due to the strengthening of the U.S. dollar, foreign exchange rates unfavorably impacted sales by $7 million or 6%. "Core Sales", which excludes the impact of foreign currency changes and the impact from recent acquisition and divestitures to net sales, increased $16 million, or 13%. The product pricing actions that the Company took beginning in late fiscal 2021 and into fiscal 2023 in response to significant inflationary pressures on commodities, freight and energy costs, coupled with year-over-year volume growth, were the key drivers of the increase in core sales. Gross profit as a percentage of net sales increased 3% as a result of pricing actions, sales mix and productivity efficiency. Operating profit is $6 million higher in the first quarter of fiscal 2023 compared to fiscal 2022. Selling, general, and administrative expenses increased $4 million primarily due to ASCEND transformation program charges of $9 million offset by lower restructuring ($2 million) and leadership transition charges ($3 million) compared to the prior year.
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

	Three Months Ended November 30,
	2022	2021
Net sales	$127	$121
Operating profit	27	18
Operating profit %	20.9%	14.9%
IT&S segment net sales for the first quarter of fiscal 2023 increased by $6 million, or 5%. Core sales increased $13 million, or 11%, year over year due to the strengthening of the U.S. dollar unfavorably impacting sales. Year-over-year increase in sales is due to pricing actions and volume increases in the Americas and Europe.
Operating profit percentage increased 6% from the prior-year quarter as pricing actions and sales mix offset increased costs in supply chain and logistics.
Corporate
Corporate expenses were $16 million and $10 million in the three months ended November 30, 2022 and 2021, respectively, which represents an increase of $6 million year over year. The increase for the three months ended November 30, 2022 was primarily a result of increased ASCEND transformation program charges and incentive compensation offset by lower leadership transition charges.
Financing Costs, net
Net financing costs were $3 million and $1 million for the three months ended November 30, 2022 and 2021, respectively. Financing costs increased due to due higher debt balances (approximately $25 million) and higher interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended November 30,
	2022	2021
Earnings from continuing operations before income tax expense	$9	$5
Income tax expense	2	2
Effective income tax rate	27.1%	35.9%
The Company’s earnings from continuing operations before income taxes include earnings from both U.S. and foreign jurisdictions. Though most foreign tax rates are now in line with the U.S. tax rate of 21%, the annual effective tax rate is impacted by foreign rate differentials, withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions.
The effective tax rate for the three months ended November 30, 2022 was 27.1%, compared to 35.9% for the comparable prior-year period. The effective tax rate in each time period was significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended November 30, 2022 was primarily due to tax benefits driven by revaluing tax assets due to tax rate changes. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At November 30, 2022, we had $129 million of cash and cash equivalents of which $119 million was held by our foreign subsidiaries and $10 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Three Months Ended November 30,
	2022	2021
Cash provided by (used in) operating activities	$18	$(5)
Cash used in investing activities	(3)	(3)
Cash used in financing activities	(6)	(4)
Effect of exchange rate changes on cash	(1)	(2)
Net increase (decrease) in cash and cash equivalents	$9	$(14)
Net cash provided by operating activities was $18 million for the three months ended November 30, 2022 as compared to $5 million net cash used in operating activities for the three months ended November 30, 2021. The $23 million increase in cash flow provided by operating activities was the result of $3 million in higher earnings and $21 million in account receivable balances from stronger collections and timing of large project billings.
Net cash used in investing activities was $3 million for the three months ended November 30, 2022 as compared to $3 million for the three months ended November 30, 2021. The cash used in investing activities for both fiscal years primarily related to capital expenditures.
Net cash used in financing activities was $6 million for the three months ended November 30, 2022 compared to $4 million for the three months ended November 30, 2021. The net cash used in financing activities for the first quarter of fiscal 2023 predominantly consisted of $2 million paid for the annual dividend and $3 million for debt issuance costs associated to our new senior credit facility offset by a reduction of $1 million in total borrowings. The net cash used in financing activities for the first quarter of fiscal 2022 predominantly consisted of $2 million paid for the annual dividend and $2 million for taxes paid related to the net share settlement of equity awards.
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. See Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details of the senior credit facility.
At November 30, 2022, there was $3 million of borrowings under the revolving line of credit and $393 million available under the revolving line of credit facility after reduction for $4 million of outstanding letters of credit issued under the new facility.The Company was in compliance with all financial covenants under the senior credit facility at November 30, 2022.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	November 30, 2022	PWC%	August 31, 2022	PWC%
Accounts receivable, net	$98	18%	$107	18%
Inventory, net	91	16%	84	14%
Accounts payable	(75)	(13)%	(73)	(12)%
Net primary working capital	$114	20%	$118	20%
Commitments and Contingencies
We are contingently liable for certain lease payments under leases within businesses we previously divested or spun-off. If any of these businesses do not fulfill their future lease payment obligations under a lease, we could be liable for such obligations, however, the Company does not believe it is probable that it will be required to satisfy these obligations. Future minimum lease payments for these leases at November 30, 2022 were $3 million with monthly payments extending to fiscal 2025.
We had outstanding letters of credit totaling $9.2 million and $10.7 million at November 30, 2022 and August 31, 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at November 30, 2022 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2022.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended August 31, 2022.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: As of November 30, 2022, long-term debt consisted of $3.0 million of borrowing under the revolving line of credit (variable rate debt). A ten percent increase in the average costs of our variable rate debt would have resulted in a $0.2 million increase in financing costs for the three months ended November 30, 2022.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by less than $0.1 million, respectively, for the three months ended November 30, 2022. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $35 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2022, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 26,558,965 shares of common stock for $743 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company did not repurchase shares in either of the three months ended November 30, 2022 or 2021. As of November 30, 2022, the maximum number of shares that may yet be purchased under the program is 6,240,265 shares.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Credit Agreement dated as of September 9,
2022 among Enerpac Tool Group Corp., the
initial subsidiary borrowers party thereto, the
guarantors party thereto, the lenders party
thereto, and PNC Bank, National Association,
	as administrative agent	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended November 30, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: December 22, 2022	By:	/S/ ANTHONY P. COLUCCI
Anthony P. Colucci
Executive Vice President and Chief Financial Officer (Principal Financial Officer)