Form 10-Q
period 2023-02-28
ENERPAC TOOL GROUP CORP
filed 2023-03-24
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 20, 2023 was 57,180,193.

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
•decreases in sales and/or increases in costs or reduced availability of commodities or components used in the production of our products due to sanctions and export controls targeting Russia in connection with the Russia-Ukraine conflict;
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net sales	$141,960	$136,599	$281,342	$267,502
Cost of products sold	71,593	76,618	143,069	147,895
Gross profit	70,367	59,981	138,273	119,607

Selling, general and administrative expenses	52,059	50,668	105,306	99,145
Amortization of intangible assets	1,349	1,881	2,717	3,886
Restructuring charges	2,987	1,832	3,969	4,569
Impairment & divestiture charges	—	1,116	—	1,116
Operating profit	13,972	4,484	26,281	10,891
Financing costs, net	3,105	755	5,920	1,716
Other expense, net	721	271	1,423	751
Earnings before income tax expense	10,146	3,458	18,938	8,424
Income tax expense	2,988	1,337	5,370	3,118
Net earnings from continuing operations	7,158	2,121	13,568	5,306
Loss from discontinued operations, net of income taxes	(2,661)	(900)	(1,618)	(1,297)
Net earnings	$4,497	$1,221	$11,950	$4,009

Earnings per share from continuing operations
Basic	$0.13	$0.04	$0.24	$0.09
Diluted	$0.12	$0.03	$0.24	$0.09

Loss per share from discontinued operations
Basic	$(0.05)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.05)	$(0.01)	$(0.03)	$(0.02)

Earnings per share*
Basic	$0.08	$0.02	$0.21	$0.07
Diluted	$0.08	$0.02	$0.21	$0.07

Weighted average common shares outstanding
Basic	57,042	60,387	56,964	60,324
Diluted	57,500	60,689	57,409	60,655

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net earnings	$4,497	$1,221	$11,950	$4,009
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	877	1,519	6,818	(8,861)
Pension and other postretirement benefit plans	139	225	222	561
Cash flow and net investment hedges	227	—	227	—
Total other comprehensive income (loss), net of tax	1,243	1,744	7,267	(8,300)
Comprehensive income (loss)	$5,740	$2,965	$19,217	$(4,291)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	February 28, 2023	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$124,663	$120,699
Accounts receivable, net	100,339	106,747
Inventories, net	94,206	83,672
Other current assets	36,082	31,262
Total current assets	355,290	342,380
Property, plant and equipment, net	41,248	41,372
Goodwill	262,143	257,949
Other intangible assets, net	39,716	41,507
Other long-term assets	74,790	74,104
Total assets	$773,187	$757,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$54,291	$72,524
Accrued compensation and benefits	24,180	21,390
Current maturities of debt	2,500	—
Short-term debt	—	4,000
Income taxes payable	6,609	4,594
Other current liabilities	55,839	50,680
Total current liabilities	143,419	153,188
Long-term debt, net	206,754	200,000
Deferred income taxes	8,478	7,355
Pension and postretirement benefit liabilities	11,701	11,941
Other long-term liabilities	62,047	66,217
Total liabilities	432,399	438,701
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,731,920 and 83,397,458 shares, respectively	16,746	16,679
Additional paid-in capital	215,879	212,986
Treasury stock, at cost, 26,558,965 shares	(742,844)	(742,844)
Retained earnings	978,701	966,751
Accumulated other comprehensive loss	(127,694)	(134,961)
Stock held in trust	(3,320)	(3,209)
Deferred compensation liability	3,320	3,209
Total shareholders' equity	340,788	318,611
Total liabilities and shareholders’ equity	$773,187	$757,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2023	2022
Operating Activities
Net earnings	$11,950	$4,009
Less: Net loss from discontinued operations	(1,618)	(1,297)
Net earnings from continuing operations	13,568	5,306
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	1,116
Depreciation and amortization	8,419	10,162
Stock-based compensation expense	4,275	8,289
Provision for deferred income taxes	440	418
Amortization of debt issuance costs	610	240
Other non-cash benefits (charges)	33	(254)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	7,436	(11,889)
Inventories	(8,714)	(15,787)
Trade accounts payable	(19,040)	4,072
Prepaid expenses and other assets	(2,452)	1,478
Income tax accounts	3,440	2,430
Accrued compensation and benefits	2,193	(520)
Other accrued liabilities	(2,249)	180
Cash provided by operating activities - continuing operations	7,959	5,241
Cash provided by (used in) operating activities - discontinued operations	1,818	(564)
Cash provided by operating activities	9,777	4,677

Investing Activities
Capital expenditures	(5,465)	(4,830)
Proceeds from sale of property, plant and equipment	584	163
Cash used in investing activities - continuing operations	(4,881)	(4,667)
Cash used in investing activities	(4,881)	(4,667)

Financing Activities
Borrowings on revolving credit facility	41,000	15,000
Principal repayments on revolving credit facility	(31,000)	(15,000)
Proceeds from issuance of term loan	200,000	—
Payment for redemption of revolver	(200,000)	—
Swingline borrowings/repayments, net	(4,000)	—
Payment of debt issuance costs	(2,486)	—
Taxes paid related to the net share settlement of equity awards	(2,474)	(3,375)
Stock option exercises & other	1,021	152
Payment of cash dividend	(2,274)	(2,409)
Cash used in financing activities - continuing operations	(213)	(5,632)
Cash used in financing activities	(213)	(5,632)

Effect of exchange rate changes on cash	(719)	(1,300)
Net increase (decrease) in cash and cash equivalents	3,964	(6,922)
Cash and cash equivalents - beginning of period	120,699	140,352
Cash and cash equivalents - end of period	$124,663	$133,430
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2023. The Company has historically sold products to companies located in or associated with Russia. In response to the Russia-Ukraine conflict, many countries, including the countries that are members of the North Atlantic Treaty Organization ("NATO"), including the United States, have initiated sanctions and export controls targeting Russia and entities associated with Russia which significantly limits our ability to serve certain customers and collect on our outstanding receivables. The duration and extent to which the trade sanctions against Russia effect the Company's business will depend on future developments which still remain uncertain.
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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2023	August 31, 2022
Foreign currency translation adjustments	$109,260	$116,078
Pension and other postretirement benefit plans	18,207	18,883
Cash flow and net investment hedges	227	—
Accumulated other comprehensive loss	$127,694	$134,961
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	February 28, 2023	August 31, 2022
Land, buildings and improvements	$14,725	$14,121
Machinery and equipment	146,480	141,571
Gross property, plant and equipment	161,205	155,692
Less: Accumulated depreciation	(119,957)	(114,320)
Property, plant and equipment, net	$41,248	$41,372

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Revenues recognized at point in time	$113,875	$104,919	$223,778	$205,092
Revenues recognized over time	28,085	31,680	57,564	62,410
Total	$141,960	$136,599	$281,342	$267,502
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 28, 2023	August 31, 2022
Receivables, which are included in accounts receivable, net	$100,339	$106,747
Contract assets, which are included in other current assets	1,474	2,397
Contract liabilities, which are included in other current liabilities	3,173	2,804
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $17.7 million and $17.5 million at February 28, 2023 and August 31, 2022, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of February 28, 2023 the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of February 28, 2023, the Company has a reserve of $13.2 million based on the consideration of the factors listed below, which fully reserves for the outstanding accounts receivable balance for this agent. In the three months ended February 28, 2022, the Company recorded an additional reserve of $3.0 million through bad debt expense (included in "Selling, general and administrative expenses" (SG&A) in the Condensed Consolidated Statements of Operations). The allowance for doubtful accounts for this particular agent as of February 28, 2023 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of February 28, 2023, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 11.0% of the Company's outstanding accounts receivable. As of February 28, 2023, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 28, 2023, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $3.2 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the launch of ASCEND, a new transformation program focused on driving accelerated earnings growth and efficiency across the business with the goal of delivering an incremental $40 to $50 million of annual operating profit once fully implemented. In March 2023, the Company announced this estimate had been revised to an incremental $50 to $60 million of annual operating profit as a result of additional ASCEND initiatives and high success rate. As part of ASCEND, the Company is focusing on the following key initiatives: (i) accelerating organic growth go-to-market strategies, (ii) improving operational excellence and production efficiency by utilizing a lean approach and (iii) driving greater efficiency and productivity in SG&A by better leveraging resources to create a more efficient and agile organization.
The Company is implementing the program and originally anticipated investing approximately $60 to $65 million and in March 2023 anticipates that this investment would increase to $70 to $75 million (as disclosed in Note 4, "Restructuring Charges," approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs. Total program expenses were approximately $14.2 million and $24.7 million for the three and six months ended February 28, 2023, respectively. Of the total ASCEND program expenses, $11.2 million and $20.6 million were recorded within SG&A expenses for the three and six months ended February 28, 2023, respectively, and $0.2 million and $0.2 million recorded within cost of goods sold for the three and six months ended February 28, 2023, respectively, and $2.9 million and $3.9 million were recorded within restructuring expenses for the three and six months ended February 28, 2023, respectively (see Note 4, "Restructuring Charges," below).

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
During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplified and flattened the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Upon assessment of the Company's operating structure by the Company's new President and Chief Executive Officer (hired effective October 2021), the Company recorded $1.9 million and $4.6 million of charges in the three and six months ended February 28, 2022, respectively, in order to further simplify and streamline the organizational structure. The total cumulative charges for the 2019 plan, which ended in the third quarter of fiscal year 2022, were $18.0 million.
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024. For the three and six months ended February 28, 2023, the Company recorded $2.9 million and $3.9 million, respectively, of restructuring charges associated with the ASCEND transformation program.
The following summarizes restructuring reserve activity (which for the six months ended February 28, 2022 excludes $0.8 million and $0.5 million of charges associated with the 2019 Plan for IT&S and Corporate, respectively, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) for the IT&S segment and Corporate (in thousands):

	Six Months Ended February 28, 2023
	2019 Plan		ASCEND Plan
	IT&S	Corporate	IT&S	Corporate
Balance as of August 31, 2022	$212	$6	$2,008	$797
Restructuring charges	56	—	3,441	472
Cash payments	(73)	—	(2,410)	(1,005)
Other non-cash uses of reserve	(84)	—	—	—
Impact of changes in foreign currency rates	2	—	62	—
Balance as of February 28, 2023	$113	$6	$3,101	$264

	Six Months Ended February 28, 2022
	IT&S	Corporate
Balance as of August 31, 2021	$1,737	$26
Restructuring charges	2,271	1,000
Cash payments	(2,555)	(995)
Impact of changes in foreign currency rates	(37)	—
Balance as of February 28, 2022	$1,416	$31
Total restructuring charges (inclusive of the Other segment) were $3.0 million and $4.0 million in the three and six months ended February 28, 2023, respectively, and $1.8 million and $4.6 million in the three and six months ended February 28, 2022, respectively, being reported in "Restructuring charges."

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
The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Earnings (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Selling, general and administrative expenses	$3,435	$1,157	$3,441	$1,661
Impairment & divestiture benefit	—	—	(1,329)	—
Operating loss	(3,435)	(1,157)	(2,112)	(1,661)
Other loss, net	—	—	—	—
Loss before income tax benefit	(3,435)	(1,157)	(2,112)	(1,661)
Income tax benefit	(774)	(257)	(494)	(364)
Loss from discontinued operations, net of income taxes	$(2,661)	$(900)	$(1,618)	$(1,297)
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2023 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2022	$246,740	$11,209	$257,949
Impact of changes in foreign currency rates	4,194	—	4,194
Balance as of February 28, 2023	$250,934	$11,209	$262,143
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 28, 2023			August 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$136,693	$121,013	$15,680	$135,101	$117,275	$17,826
Patents	11	13,838	13,262	576	13,708	13,104	604
Trademarks and tradenames	12	3,162	2,410	752	3,132	2,329	803
Indefinite lived intangible assets:
Tradenames	N/A	22,708	—	22,708	22,274	—	22,274
		$176,401	$136,685	$39,716	$174,215	$132,708	$41,507
The Company estimates that amortization expense will be $2.6 million for the remaining six months of fiscal 2023. Amortization expense for future years is estimated to be: $3.7 million in fiscal 2024, $3.0 million in fiscal 2025, $1.8 million in both fiscal 2026 and 2027, $1.6 million in fiscal 2028 and $2.5 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

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
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the six months ended February 28, 2023 and 2022, respectively (in thousands):

	Six Months Ended February 28,
	2023	2022
Beginning balance	$1,140	$1,300
Provision for warranties	389	627
Warranty payments and costs incurred	(416)	(296)
Impact of changes in foreign currency rates	20	(33)
Ending balance	$1,133	$1,598
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2023	August 31, 2022
Previous Senior Credit Facility
Short-term debt	$—	$4,000
Revolver	—	200,000
New Senior Credit Facility
Revolver	10,000	—
Term Loan	200,000	—
Total Senior Indebtedness	210,000	204,000
Less: Current maturities of long-term debt	(2,500)	—
Short-term debt	—	(4,000)
Debt issuance costs	(746)	—
Total long-term debt, less current maturities	$206,754	$200,000

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
In addition, the new facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the new facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all financial covenants under the new facility at February 28, 2023.
At February 28, 2023, there were $10.0 million of borrowings under the revolving line of credit and $386.4 million available under the revolving line of credit facility after reduction for $3.6 million of outstanding letters of credit issued under the new facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2023 and August 31, 2022 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at February 28, 2023 and August 31, 2022, respectively. The fair value of the Company's interest rate swap (see Note 10, “Derivatives”, for further information on the Company's interest rate swap) was an asset of $0.7 million at February 28, 2023. The fair value of the Company's net investment hedge (see Note 10, “Derivatives” for further information on the Company's net investment hedge) was a liability of $0.4 million at February 28, 2023. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $18.6 million and $16.7 million at February 28, 2023 and August 31, 2022, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at February 28, 2023 and August 31, 2022, respectively. Net foreign currency (gain) loss (included in "Other expense" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Foreign currency loss (gain), net	$(16)	$(54)	$620	$128

During December 2022, the Company entered into an interest rate swap for the notional amount of $60.0 million at a fixed interest rate of 4.022% to hedge the floating interest rate of the Company's term loan with a maturity date of November 30, 2025. The interest rate swap was designated and qualified as a cash flow hedge. The Company uses the interest rate swap for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company's debt from a floating to a fixed rate.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of $0.5 million for both the three and six months ended February 28, 2023, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of February 28, 2023, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net loss of $0.3 million for the three and six months ended February 28, 2023, is recorded in other comprehensive income (loss).
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 26,558,965 shares of common stock for $742.8 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company did not repurchase shares in either of the six months ended February 28, 2023 or 2022. As of February 28, 2023, the maximum number of shares that may yet be purchased under the program is 6,240,265 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Numerator:
Net earnings from continuing operations	$7,158	$2,121	$13,568	$5,306
Net loss from discontinued operations	(2,661)	(900)	(1,618)	(1,297)
Net earnings	$4,497	$1,221	$11,950	$4,009

Denominator:
Weighted average common shares outstanding - basic	57,042	60,387	56,964	60,324
Net effect of dilutive securities - stock based compensation plans	458	302	445	331
Weighted average common shares outstanding - diluted	57,500	60,689	57,409	60,655

Earnings per share from continuing operations:
Basic	$0.13	$0.04	$0.24	$0.09
Diluted	$0.12	$0.03	$0.24	$0.09

Loss per share from discontinued operations:
Basic	$(0.05)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.05)	$(0.01)	$(0.03)	$(0.02)

Earnings per share:*
Basic	$0.08	$0.02	$0.21	$0.07
Diluted	$0.08	$0.02	$0.21	$0.07

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1,986	1,037	1,402	941

*The total of Earnings per share from continuing operations and loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 28, 2023 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2022	83,397	$16,679	$212,986	$(742,844)	$966,751	$(134,961)	$(3,209)	$3,209	$318,611
Net earnings	—	—	—	—	7,453	—	—	—	7,453
Other comprehensive loss, net of tax	—	—	—	—	—	6,024	—	—	6,024
Stock contribution to employee benefit plans and other	3	1	41	—	—	—	—	—	42
Vesting of equity awards	84	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,155	—	—	—	—	—	2,155
Stock option exercises	42	8	922	—	—	—	—	—	930
Tax effect related to net share settlement of equity awards	—	—	(969)	—	—	—	—	—	(969)
Stock issued to, acquired for and distributed from rabbi trust	3	1	76	—	—	—	(30)	30	77
Balance at November 30, 2022	83,529	$16,706	$215,194	$(742,844)	$974,204	$(128,937)	$(3,239)	$3,239	$334,323
Net earnings	—	—	—	—	4,497	—	—	—	4,497
Other comprehensive income, net of tax	—	—	—	—	—	1,243	—	—	1,243
Stock contribution to employee benefit plans and other	2	—	49	—	—	—	—	—	49
Vesting of equity awards	173	34	(34)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,120	—	—	—	—	—	2,120
Tax effect related to net share settlement of equity awards	—	—	(1,505)	—	—	—	—	—	(1,505)
Stock issued to, acquired for and distributed from rabbi trust	28	6	55	—	—	—	(81)	81	61
Balance at February 28, 2023	83,732	$16,746	$215,879	$(742,844)	$978,701	$(127,694)	$(3,320)	$3,320	$340,788

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
Note 12. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Earnings from continuing operations before income tax expense	$10,146	$3,458	$18,938	$8,424
Income tax expense	2,988	1,337	5,370	3,118
Effective income tax rate	29.5%	38.7%	28.4%	37.0%
The Company’s earnings from continuing operations before income taxes include earnings from both U.S. and foreign jurisdictions. As several foreign tax rates are higher than the U.S. tax rate of 21%, the annual effective tax rate is impacted by foreign rate differentials, withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions.
The effective tax rate for the three months ended February 28, 2023 was 29.5%, compared to 38.7% for the comparable prior-year period. The effective tax rate in each time period was significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended February 28, 2023 was primarily due to tax benefits driven by revaluing tax assets due to tax rate changes. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$104,195	$97,498	$203,113	$189,847
Service & Rental	26,709	28,442	55,088	57,406
	130,904	125,940	258,201	247,253

Other Segment	11,056	10,659	23,141	20,249
	$141,960	$136,599	$281,342	$267,502

Operating Profit (Loss)
IT&S Segment	$30,437	$12,582	$57,077	$30,646
Other Segment	1,156	334	2,580	(923)
General Corporate	(17,621)	(8,432)	(33,376)	(18,832)
	$13,972	$4,484	$26,281	$10,891

	February 28, 2023	August 31, 2022
Assets
IT&S Segment	$624,250	$618,412
Other Segment	44,752	46,428
General Corporate	104,185	92,472
	$773,187	$757,312

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
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $9.2 million and $10.7 million at February 28, 2023 and August 31, 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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

Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the six months ended February 28, 2023. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 15. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the six months ended February 28, 2023.
The components of lease expense were as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Lease Cost:
Operating lease cost	$3,346	$3,698	$6,619	$7,423
Short-term lease cost	590	399	1,084	849
Variable lease cost	1,108	1,110	2,222	2,014

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Six Months Ended February 28,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,547	$7,190

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	805	3,598

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company makes complex, often hazardous jobs possible safely and efficiently. Enerpac Tool Group's businesses are global leaders in high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, alternative energy and other markets. Financial information related to the Company's reportable segment is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements.
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
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”). ASCEND’s key initiatives include accelerating organic growth go-to-market strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. In March 2022, the Company originally expected an incremental $40-$50 million of annual operating profit from the execution of ASCEND, with the full run rate of operating profit expected to be reflected in its results as it exits fiscal 2024 and anticipated investing approximately $60-$65 million over the life of the program to support the ASCEND initiatives. In March 2023, the Company updated the expected annual operating profit range to $50-$60 million from the execution of ASCEND. The run rate and full incorporation timeline did not change with this update. The Company now anticipates investing approximately $70-$75 million over the life of the program to support the ASCEND initiatives. The realized benefit to operating profit from executing the ASCEND transformation program totaled approximately $21 million for the six months ended February 28, 2023.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program” in the notes to the consolidated financial statements) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024.
Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
Results from Continuing Operations (1)	2023		2022		2023		2022
Net sales	$142	100%	$137	100%	$281	100%	$268	100%
Cost of products sold	72	51%	77	56%	143	51%	148	55%
Gross profit	70	49%	60	44%	138	49%	120	45%
Selling, general and administrative expenses	52	37%	51	37%	105	37%	99	37%
Amortization of intangible assets	1	1%	2	1%	3	1%	4	1%
Restructuring charges	3	2%	2	1%	4	1%	5	2%
Impairment & divestiture charges	—	0%	1	1%	—	0%	1	0%
Operating profit	14	10%	4	3%	26	9%	11	4%
Financing costs, net	3	2%	1	1%	6	2%	2	1%
Other expense, net	1	1%	—	0%	1	0%	1	0%
Earnings before income tax expense	10	7%	3	2%	19	7%	8	3%
Income tax expense	3	2%	1	1%	5	2%	3	1%
Net earnings from continuing operations	7	5%	2	1%	14	5%	5	2%

Diluted earnings per share from continuing operations	$0.12		$0.03		$0.24		$0.09
(1) The summation of the individual components may not equal the total due to rounding.

Consolidated net sales for the second quarter of fiscal 2023 were $142 million, an increase of $5 million, or 4% compared to the prior year comparable period. Core sales, which excludes the impact of foreign currency changes, increased 6%, impacted from the strengthening of the U.S. dollar which unfavorably impacted sales by 2%. Product core sales increased 9%, which was substantially driven by the impact of pricing actions that started in late fiscal 2021 and continued into the current fiscal year because of significant inflationary pressures on commodities, freight, and the energy crisis, which was slightly offset by sales mix decrease compared to prior-year second quarter. Service sales decreased 4% compared to the second quarter of fiscal 2022, driven by the Middle East region additional 80/20 analysis and a more selective process for quoting service projects and focus on more differentiated solutions. Gross profit margins as a percentage of sales increased approximately 6% as a result of pricing actions and productivity efficiency related to ASCEND transformation program actions. Operating profit was $9 million higher in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Selling, general, and administrative ("SG&A") expenses increased $3 million primarily due to ASCEND transformation program charges of $11 million, offset by lower leadership transition charges ($2 million) compared to the prior-year period, business review charges related to external support for the deep-dive holistic business review ($2 million), impact of prior-year discrete bad debt charges associated with significant delinquency in payments from an agent in the Middle East region ($3 million) and reserve collection risk for customers and distributors associated with Russia ($3 million total impact), with the remaining impact from personnel cost savings as part of the ASCEND program offset by higher incentive compensation compared to the prior year. Restructuring charges increased by $1 million compared to the prior-year comparable period as ASCEND actions took place during the quarter.
Consolidated net sales for the first half of fiscal 2023 were $281 million compared to $268 million, an increase of $14 million, or 5% compared to the prior year. Core sales increased 9%, with sales being 4% unfavorably impacted by foreign currency. The gross profit margin as a percentage of sales increased approximately 4% from pricing actions and ASCEND transformation program initiatives as discussed above. Operating profit increased approximately $15 million primarily driven by the pricing actions. SG&A expenses increased $6 million compared to the first half of fiscal 2022. The SG&A increase from the prior year was driven by the ASCEND transformation program charges of $21 million, offset by leadership transition charges ($5 million), business review charges ($2 million), fiscal 2022 discrete bad debt actions ($3 million), with the remaining impact from personnel cost savings as part of the ASCEND transformation program offset by higher incentive compensation compared to the prior year. Restructuring charges decreased by $1 million compared to the prior-year comparable period as ASCEND actions took place during the first half of fiscal 2023 while fiscal 2022 included a larger impact from severance expenses arising from the termination of former executives.
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

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net sales	$131	$126	$258	$247
Operating profit	30	13	57	31
Operating profit %	23.3%	10.0%	22.1%	12.4%
IT&S segment net sales for the second quarter of fiscal 2023 increased $5 million, or 4%, compared to the second quarter of fiscal 2022. Core sales increased $8 million, or 7%, year-over-year due to the strengthening of the U.S. dollar and pricing actions slightly offset by lower volume due to sales mix change compared to the prior year. Operating profit percentage increased approximately 13% from the prior year quarter from pricing actions.
IT&S segment net sales for the first half of fiscal 2023 were $258 million, an increase of $11 million, or 4%, compared to the prior-year period. Core sales increased 9% due to the strengthening of the U.S. dollar, pricing actions and volume increases primarily in the Americas. Operating profit was 22.1% for the first half of fiscal 2023 compared to 12.4% for the prior-year first half. The year-over-year increase is driven by the pricing actions taken, which covered increased costs, lower selling, general, and administrative expenses from salaries, and the discrete bad debt item from fiscal 2022.

Corporate
Corporate expenses were $18 million and $8 million in the three months ended February 28, 2023 and 2022, respectively, and $33 million and $19 million in the six months ended February 28, 2023 and 2022, respectively. The approximately $10 million increase for the three months ended February 28, 2023 was driven by ASCEND transformation program charges. The $14 million increase for the six months ended February 28, 2023 was driven by $17 million of ASCEND transformation program charges, increased incentive compensation and salary, offset by leadership transition charges ($5 million) and business review charges ($2 million).
Financing Costs, net
Net financing costs were $3 million and $1 million for the three months ended February 28, 2023 and 2022, respectively. For the six months ended February 28, 2023 and 2022, net financing costs were $6 million and $2 million, respectively. Financing costs increased due to higher debt balances (approximately $35 million) and higher interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Earnings from continuing operations before income tax expense	$10	$3	$19	$8
Income tax expense	3	1	5	3
Effective income tax rate	29.5%	38.7%	28.4%	37.0%
The Company’s earnings from continuing operations before income taxes include earnings from both U.S. and foreign jurisdictions. As many foreign tax rates are higher than the U.S. tax rate of 21%, the annual effective tax rate is impacted by foreign rate differentials, withholding taxes, losses in jurisdictions where no benefit can be realized, and various aspects of the U.S. Tax Cuts and Jobs Act, such as the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions.
The effective tax rate for the three months ended February 28, 2023 was 29.5%, compared to 38.7% for the comparable prior-year period. The effective tax rate in each time period was significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended February 28, 2023 was primarily due to tax benefits driven by revaluing tax assets due to tax rate changes. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At February 28, 2023, we had $125 million of cash and cash equivalents of which $121 million was held by our foreign subsidiaries and $4 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Six Months Ended February 28,
	2023	2022
Cash provided by operating activities	$10	$5
Cash used in investing activities	(5)	(5)
Cash used in financing activities	—	(6)
Effect of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash and cash equivalents	$4	$(7)
Net cash provided by operating activities was $10 million for the six months ended February 28, 2023 as compared to $5 million net cash provided by operating activities for the six months ended February 28, 2022. The $5 million increase in cash flow provided by operating activities was primarily the result of $5 million in higher earnings and $22 million in account receivable balances from stronger collections and timing of large project billings, net of $23 million decrease in the accounts payable balance due to ASCEND payments made in the quarter.
Net cash used in investing activities was $5 million for both the six months ended February 28, 2023 and 2022. The cash used in investing activities for both fiscal years primarily related to capital expenditures.

Net cash used in financing activities was less than $1 million for the six months ended February 28, 2023 compared to $6 million for the six months ended February 28, 2022. The net cash used in financing activities for the six months ended February 28, 2023 predominantly consisted of $2 million paid for the annual dividend, $2 million for debt issuance costs associated to our new senior credit facility, and $2 million for taxes paid to the net share settlement of equity awards offset by an increase of $6 million in total borrowings. The net cash used in financing activities for the six months ended February 28, 2022 predominantly consisted of $2 million paid for the annual dividend and $3 million for taxes paid related to the net share settlement of equity awards.
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. See Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details regarding the senior credit facility.
At February 28, 2023, there were $10 million of borrowings under the revolving line of credit and $386 million available under the revolving line of credit facility after reduction for $4 million of outstanding letters of credit issued under the new facility. The Company was in compliance with all financial covenants under the senior credit facility at February 28, 2023.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	February 28, 2023	PWC%	August 31, 2022	PWC%
Accounts receivable, net	$100	18%	$107	18%
Inventory, net	94	17%	84	14%
Accounts payable	(54)	(10)%	(73)	(12)%
Net primary working capital	$140	25%	$118	20%
Commitments and Contingencies
We had outstanding letters of credit totaling $9.2 million and $10.7 million at February 28, 2023 and August 31, 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at February 28, 2023 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2022.
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

Interest Rate Risk: As of February 28, 2023, long-term debt consisted of $10 million of borrowing under the revolving line of credit (variable rate debt) and $200 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in a $0.6 million increase in financing costs for the three months ended February 28, 2023.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by approximately $1 million, respectively, for the three months ended February 28, 2023. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $34 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2023, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 26,558,965 shares of common stock for $743 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company did not repurchase shares in either of the six months ended February 28, 2023 or 2022. As of February 28, 2023, the maximum number of shares that may yet be purchased under the program is 6,240,265 shares.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and six months ended February 28, 2023 and 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 24, 2023	By:	/S/ ANTHONY P. COLUCCI
Anthony P. Colucci
Executive Vice President and Chief Financial Officer (Principal Financial Officer)