Form 10-Q
period 2023-05-31
ENERPAC TOOL GROUP CORP
filed 2023-06-23
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 16, 2023 was 56,103,724.

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
•any further impact from the COVID-19 pandemic;
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net sales	$156,253	$151,894	$437,595	$419,395
Cost of products sold	78,395	79,847	221,464	227,741
Gross profit	77,858	72,047	216,131	191,654

Selling, general and administrative expenses	48,810	63,095	154,116	162,240
Amortization of intangible assets	1,357	1,792	4,075	5,678
Restructuring charges	2,252	517	6,220	5,086
Impairment & divestiture charges	—	—	—	1,116
Operating profit	25,439	6,643	51,720	17,534
Financing costs, net	3,250	951	9,170	2,668
Other expense, net	525	254	1,948	1,004
Earnings before income tax expense	21,664	5,438	40,602	13,862
Income tax expense	4,688	1,377	10,058	4,495
Net earnings from continuing operations	16,976	4,061	30,544	9,367
Loss from discontinued operations, net of income taxes	(4,596)	(2,418)	(6,214)	(3,715)
Net earnings	$12,380	$1,643	$24,330	$5,652

Earnings per share from continuing operations
Basic	$0.30	$0.07	$0.54	$0.16
Diluted	$0.30	$0.07	$0.53	$0.15

Loss per share from discontinued operations
Basic	$(0.08)	$(0.04)	$(0.11)	$(0.06)
Diluted	$(0.08)	$(0.04)	$(0.11)	$(0.06)

Earnings per share*
Basic	$0.22	$0.03	$0.43	$0.09
Diluted	$0.22	$0.03	$0.42	$0.09

Weighted average common shares outstanding
Basic	57,052	60,227	56,993	60,292
Diluted	57,432	60,610	57,417	60,640

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net earnings	$12,380	$1,643	$24,330	$5,652
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,420	(16,397)	8,918	(25,258)
Pension and other postretirement benefit plans	115	367	337	928
Cash flow hedges	(542)	—	5	—
Total other comprehensive income (loss), net of tax	1,993	(16,030)	9,260	(24,330)
Comprehensive income (loss)	$14,373	$(14,387)	$33,590	$(18,678)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	May 31, 2023	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$142,001	$120,699
Accounts receivable, net	103,565	106,747
Inventories, net	93,037	83,672
Other current assets	34,838	31,262
Total current assets	373,441	342,380
Property, plant and equipment, net	41,783	41,372
Goodwill	264,686	257,949
Other intangible assets, net	39,084	41,507
Other long-term assets	74,080	74,104
Total assets	$793,074	$757,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$47,151	$72,524
Accrued compensation and benefits	28,567	21,390
Current maturities of debt	3,125	—
Short-term debt	—	4,000
Income taxes payable	5,982	4,594
Other current liabilities	55,398	50,680
Total current liabilities	140,223	153,188
Long-term debt, net	231,545	200,000
Deferred income taxes	8,226	7,355
Pension and postretirement benefit liabilities	11,492	11,941
Other long-term liabilities	64,969	66,217
Total liabilities	456,455	438,701
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,752,329 and 83,397,458 shares, respectively	16,750	16,679
Additional paid-in capital	218,164	212,986
Treasury stock, at cost, 27,402,654 and 26,558,965 shares, respectively	(763,675)	(742,844)
Retained earnings	991,081	966,751
Accumulated other comprehensive loss	(125,701)	(134,961)
Stock held in trust	(3,405)	(3,209)
Deferred compensation liability	3,405	3,209
Total shareholders' equity	336,619	318,611
Total liabilities and shareholders’ equity	$793,074	$757,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended May 31,
	2023	2022
Operating Activities
Net earnings	$24,330	$5,652
Less: Net loss from discontinued operations	(6,214)	(3,715)
Net earnings from continuing operations	30,544	9,367
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	1,116
Depreciation and amortization	12,503	14,983
Stock-based compensation expense	6,482	12,117
Provision for deferred income taxes	769	1,568
Amortization of debt issuance costs	756	360
Receivable reserve	—	13,856
Other non-cash benefits (charges)	588	(466)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	4,430	(31,153)
Inventories	(7,073)	(15,913)
Trade accounts payable	(26,198)	1,611
Prepaid expenses and other assets	(5,348)	5,760
Income tax accounts	4,621	(3,208)
Accrued compensation and benefits	6,477	396
Other accrued liabilities	(3,990)	(2,879)
Cash provided by operating activities - continuing operations	24,561	7,515
Cash provided by (used in) operating activities - discontinued operations	2,470	(319)
Cash provided by operating activities	27,031	7,196

Investing Activities
Capital expenditures	(8,391)	(6,970)
Proceeds from sale of property, plant and equipment	595	1,158
Cash used in investing activities - continuing operations	(7,796)	(5,812)
Cash used in investing activities	(7,796)	(5,812)

Financing Activities
Borrowings on revolving credit facility	60,000	45,000
Principal repayments on revolving credit facility	(24,000)	(15,000)
Principal repayments on term loan	(625)	—
Proceeds from issuance of term loan	200,000	—
Payment for redemption of revolver	(200,000)	—
Swingline borrowings/repayments, net	(4,000)	—
Payment of debt issuance costs	(2,486)	—
Purchase of treasury shares	(20,831)	(36,295)
Taxes paid related to the net share settlement of equity awards	(2,673)	(3,378)
Stock option exercises & other	1,212	217
Payment of cash dividend	(2,274)	(2,409)
Cash provided by (used in) financing activities - continuing operations	4,323	(11,865)
Cash provided by (used in) financing activities	4,323	(11,865)

Effect of exchange rate changes on cash	(2,256)	(6,166)
Net increase (decrease) in cash and cash equivalents	21,302	(16,647)
Cash and cash equivalents - beginning of period	120,699	140,352
Cash and cash equivalents - end of period	$142,001	$123,705
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2023. The Company has historically sold products to companies located in or associated with Russia. In response to the Russia-Ukraine conflict, many countries, including the countries that are members of the North Atlantic Treaty Organization ("NATO"), including the United States, have initiated sanctions and export controls targeting Russia and entities associated with Russia which significantly limits our ability to serve certain customers and collect on our outstanding receivables. The duration and extent to which the trade sanctions against Russia effect the Company's business will depend on future developments which still remain uncertain.
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
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2023	August 31, 2022
Foreign currency translation adjustments	$106,280	$116,078
Pension and other postretirement benefit plans	19,963	18,883
Cash flow hedges	(542)	—
Accumulated other comprehensive loss	$125,701	$134,961
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	May 31, 2023	August 31, 2022
Land, buildings and improvements	$14,957	$14,121
Machinery and equipment	149,637	141,571
Gross property, plant and equipment	164,594	155,692
Less: Accumulated depreciation	(122,811)	(114,320)
Property, plant and equipment, net	$41,783	$41,372

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Revenues recognized at point in time	$127,216	$117,155	$350,995	$322,247
Revenues recognized over time	29,037	34,738	86,600	97,148
Total	$156,253	$151,894	$437,595	$419,395
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	May 31, 2023	August 31, 2022
Receivables, which are included in accounts receivable, net	$103,565	$106,747
Contract assets, which are included in other current assets	2,995	2,397
Contract liabilities, which are included in other current liabilities	2,795	2,804
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $17.2 million and $17.5 million at May 31, 2023 and August 31, 2022, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of May 31, 2023 and 2022, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. During the three months ended May 31, 2022, the Company recorded through bad debt expense (included in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations) an additional reserve of $10.8 million based upon the consideration of the factors listed below, which fully reserves for the outstanding accounts receivable balance for this agent. As of May 31, 2023 and 2022, the Company had a total bad debt reserve of $13.2 million related to this agent. The allowance for doubtful accounts for this particular agent as of May 31,

2023 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of May 31, 2023, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 10.7% of the Company's outstanding accounts receivable. As of May 31, 2023, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of May 31, 2023, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $2.8 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
The Company is implementing the program and originally anticipated investing approximately $60 to $65 million and in March 2023 anticipated that this investment would increase to $70 to $75 million (as disclosed in Note 4, "Restructuring Charges" approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs (which incentives are not available for the senior management team). Total program expenses were approximately $8.2 million and $32.9 million for the three and nine months ended May 31, 2023, respectively, and $3.9 million for both the three and nine months ended May 31, 2022. Of the total ASCEND program expenses for fiscal year 2023, $5.5 million and $26.1 million were recorded within SG&A expenses for the three and nine months ended May 31, 2023, respectively, and $0.4 million and $0.6 million recorded within cost of goods sold for the three and nine months ended May 31, 2023, respectively, and $2.3 million and $6.2 million were recorded within restructuring expenses for the three and nine months ended May 31, 2023, respectively (see Note 4, "Restructuring Charges" below). Of the total ASCEND program expenses for fiscal year 2022, $3.9 million were recorded within SG&A expenses for both the three and nine months ended May 31, 2022.

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
During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplified and flattened the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Upon assessment of the Company's operating structure by the Company's new President and Chief Executive Officer (hired effective October 2021), the Company recorded $0.6 million and $5.2 million of charges in the three and nine months ended May 31, 2022, respectively, in order to further simplify and streamline the organizational structure. The total cumulative charges for the 2019 plan, which ended in the third quarter of fiscal year 2022, were $18.0 million.
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024. For the three and nine months ended May 31, 2023, the Company recorded $2.3 million and $6.2 million, respectively, of restructuring charges associated with the ASCEND transformation program.
The following summarizes restructuring reserve activity (which for the nine months ended May 31, 2023 excludes $0.6 million of charges associated with ASCEND transformation plan, and for the nine months ended May 31, 2022 excludes $0.8 million and $0.5 million of charges associated with the 2019 Plan for IT&S and Corporate, respectively, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) for the IT&S segment and Corporate (in thousands):

	Nine Months Ended May 31, 2023
	2019 Plan		ASCEND Plan
	IT&S	Corporate	IT&S	Corporate
Balance as of August 31, 2022	$212	$6	$2,008	$797
Restructuring charges	56	—	4,570	1,038
Cash payments	(87)	—	(4,646)	(1,734)
Other non-cash uses of reserve	(84)	—	—	—
Impact of changes in foreign currency rates	3	—	122	2
Balance as of May 31, 2023	$100	$6	$2,054	$103

	Nine Months Ended May 31, 2022
	IT&S	Corporate
Balance as of August 31, 2021	$1,737	$26
Restructuring charges	2,818	1,050
Cash payments	(3,385)	(1,069)
Impact of changes in foreign currency rates	(79)	—
Balance as of May 31, 2022	$1,091	$7
Total restructuring charges (inclusive of the Other segment) were $2.3 million and $6.2 million in the three and nine months ended May 31, 2023, respectively, and $0.5 million and $5.1 million in the three and nine months ended May 31, 2022, respectively, being reported in "Restructuring charges."

Note 5. Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of "Earnings (loss) from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Earnings for all periods presented. All discontinued operations activity included within the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.
The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Earnings (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Selling, general and administrative expenses	$5,932	$2,944	$9,373	$4,605
Impairment & divestiture benefit	—	—	(1,329)	—
Operating loss	(5,932)	(2,944)	(8,044)	(4,605)
Other loss, net	—	—	—	—
Loss before income tax benefit	(5,932)	(2,944)	(8,044)	(4,605)
Income tax benefit	(1,336)	(526)	(1,830)	(890)
Loss from discontinued operations, net of income taxes	$(4,596)	$(2,418)	$(6,214)	$(3,715)
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2023 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2022	$246,740	$11,209	$257,949
Impact of changes in foreign currency rates	6,738	—	6,738
Balance as of May 31, 2023	$253,478	$11,209	$264,686
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		May 31, 2023			August 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$137,654	$122,979	$14,675	$135,101	$117,275	$17,826
Patents	11	13,974	13,402	572	13,708	13,104	604
Trademarks and tradenames	12	3,192	2,467	725	3,132	2,329	803
Indefinite lived intangible assets:
Tradenames	N/A	23,112	—	23,112	22,274	—	22,274
		$177,932	$138,848	$39,084	$174,215	$132,708	$41,507
The Company estimates that amortization expense will be $1.3 million for the remaining three months of fiscal 2023. Amortization expense for future years is estimated to be: $3.7 million in fiscal 2024, $3.1 million in fiscal 2025, $1.9 million in fiscal 2026, $1.8 million in fiscal 2027, $1.7 million in fiscal 2028 and $2.5 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

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
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the nine months ended May 31, 2023 and 2022, respectively (in thousands):

	Nine Months Ended May 31,
	2023	2022
Beginning balance	$1,140	$1,300
Provision for warranties	546	727
Warranty payments and costs incurred	(557)	(629)
Impact of changes in foreign currency rates	23	(81)
Ending balance	$1,152	$1,317
Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2023	August 31, 2022
Previous Senior Credit Facility
Short-term debt	$—	$4,000
Revolver	—	200,000
New Senior Credit Facility
Revolver	36,000	—
Term Loan	199,375	—
Total Senior Indebtedness	235,375	204,000
Less: Current maturities of long-term debt	(3,125)	—
Short-term debt	—	(4,000)
Debt issuance costs	(705)	—
Total long-term debt, less current maturities	$231,545	$200,000

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
In addition, the new facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the new facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all financial covenants under the new facility at May 31, 2023.
At May 31, 2023, there were $36.0 million of borrowings under the revolving line of credit and $360.4 million available under the revolving line of credit facility after reduction for $3.6 million of outstanding letters of credit issued under the new facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2023 and August 31, 2022 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at May 31, 2023 and August 31, 2022, respectively. The fair value of the Company's interest rate swap (see Note 10, “Derivatives”, for further information on the Company's interest rate swap) was an asset of less than $0.1 million at May 31, 2023. The fair value of the Company's net investment hedge (see Note 10, “Derivatives” for further information on the Company's net investment hedge) was a liability of $0.8 million at May 31, 2023. The fair value of the foreign currency exchange and interest rate swap contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $19.5 million and $16.7 million at May 31, 2023 and August 31, 2022, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at May 31, 2023 and August 31, 2022, respectively. Net foreign currency loss (gain) (included in "Other expense" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Foreign currency loss (gain), net	$242	$(54)	$862	$128

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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net loss of $0.5 million and a net gain of less than $0.1 million for the three and nine months ended May 31, 2023, respectively, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of May 31, 2023, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net loss of $0.3 million and $0.6 million for the three and nine months ended May 31, 2023, respectively, is recorded in other comprehensive income (loss).
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 27,402,654 shares of common stock for $763.7 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 843,689 shares for $20.8 million in the three months ended May 31, 2023 and repurchased 1,755,075 shares for $36.3 million in the three months ended May 31, 2022. As of May 31, 2023, the maximum number of shares that may yet be purchased under the program is 5,396,576 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Numerator:
Net earnings from continuing operations	$16,976	$4,061	$30,544	$9,367
Net loss from discontinued operations	(4,596)	(2,418)	(6,214)	(3,715)
Net earnings	$12,380	$1,643	$24,330	$5,652

Denominator:
Weighted average common shares outstanding - basic	57,052	60,227	56,993	60,292
Net effect of dilutive securities - stock based compensation plans	380	383	424	348
Weighted average common shares outstanding - diluted	57,432	60,610	57,417	60,640

Earnings per share from continuing operations:
Basic	$0.30	$0.07	$0.54	$0.16
Diluted	$0.30	$0.07	$0.53	$0.15

Loss per share from discontinued operations:
Basic	$(0.08)	$(0.04)	$(0.11)	$(0.06)
Diluted	$(0.08)	$(0.04)	$(0.11)	$(0.06)

Earnings per share:*
Basic	$0.22	$0.03	$0.43	$0.09
Diluted	$0.22	$0.03	$0.42	$0.09

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	397	951	1,067	945

*The total of Earnings per share from continuing operations and loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2023 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2022	83,397	$16,679	$212,986	$(742,844)	$966,751	$(134,961)	$(3,209)	$3,209	$318,611
Net earnings	—	—	—	—	7,453	—	—	—	7,453
Other comprehensive loss, net of tax	—	—	—	—	—	6,024	—	—	6,024
Stock contribution to employee benefit plans and other	3	1	41	—	—	—	—	—	42
Vesting of equity awards	84	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,155	—	—	—	—	—	2,155
Stock option exercises	42	8	922	—	—	—	—	—	930
Tax effect related to net share settlement of equity awards	—	—	(969)	—	—	—	—	—	(969)
Stock issued to, acquired for and distributed from rabbi trust	3	1	76	—	—	—	(30)	30	77
Balance at November 30, 2022	83,529	$16,706	$215,194	$(742,844)	$974,204	$(128,937)	$(3,239)	$3,239	$334,323
Net earnings	—	—	—	—	4,497	—	—	—	4,497
Other comprehensive income, net of tax	—	—	—	—	—	1,243	—	—	1,243
Stock contribution to employee benefit plans and other	2	—	49	—	—	—	—	—	49
Vesting of equity awards	173	34	(34)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,120	—	—	—	—	—	2,120
Tax effect related to net share settlement of equity awards	—	—	(1,505)	—	—	—	—	—	(1,505)
Stock issued to, acquired for and distributed from rabbi trust	28	6	55	—	—	—	(81)	81	61
Balance at February 28, 2023	83,732	$16,746	$215,879	$(742,844)	$978,701	$(127,694)	$(3,320)	$3,320	$340,788
Net earnings	—	—	—	—	12,380	—	—	—	12,380
Other comprehensive loss, net of tax	—	—	—	—	—	1,993	—	—	1,993
Stock contribution to employee benefit plans and other	2	1	58	—	—	—	—	—	59
Vesting of equity awards	12	2	(2)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(20,831)	—	—	—	—	(20,831)
Stock based compensation expense	—	—	2,207	—	—	—	—	—	2,207
Stock option exercises	2	—	43	—	—	—	—	—	43
Tax effect related to net share settlement of equity awards	—	—	(110)	—	—	—	—	—	(110)
Stock issued to, acquired for and distributed from rabbi trust	4	1	89	—	—	—	(85)	85	90
Balance at May 31, 2023	83,752	$16,750	$218,164	$(763,675)	$991,081	$(125,701)	$(3,405)	$3,405	$336,619

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2022 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2021	83,022	$16,604	$202,971	$(667,732)	$953,339	$(92,984)	$(3,067)	$3,067	$412,198
Net earnings	—	—	—	—	2,788	—	—	—	2,788
Other comprehensive income, net of tax	—	—	—	—	—	(10,044)	—	—	(10,044)
Stock contribution to employee benefit plans and other	2	1	84	—	—	—	—	—	85
Vesting of equity awards	67	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	6,147	—	—	—	—	—	6,147
Tax effect related to net share settlement of equity awards	—	—	(1,393)	—	—	—	—	—	(1,393)
Stock issued to, acquired for and distributed from rabbi trust	1	—	25	—	—	—	(25)	25	25
Balance at November 30, 2021	83,092	$16,622	$207,817	$(667,732)	$956,127	$(103,028)	$(3,092)	$3,092	$409,806
Net earnings	—	—	—	—	1,221	—	—	—	1,221
Other comprehensive income, net of tax	—	—	—	—	—	1,744	—	—	1,744
Stock contribution to employee benefit plans and other	5	1	64	—	—	—	—	—	65
Vesting of equity awards	247	46	(46)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,142	—	—	—	—	—	2,142
Tax effect related to net share settlement of equity awards	—	—	(1,980)	—	—	—	—	—	(1,980)
Stock issued to, acquired for and distributed from rabbi trust	1	—	25	—	—	—	3	(3)	25
Balance at February 28, 2022	83,345	$16,669	$208,022	$(667,732)	$957,348	$(101,284)	$(3,089)	$3,089	$413,023
Net earnings	—	—	—	—	1,643	—	—	—	1,643
Other comprehensive income, net of tax	—	—	—	—	—	(16,030)	—	—	(16,030)
Stock contribution to employee benefit plans and other	4	1	65	—	—	—	—	—	66
Treasury stock repurchases	—	—	—	(36,295)	—	—	—	—	(36,295)
Stock based compensation expense	—	—	3,828	—	—	—	—	—	3,828
Tax effect related to net share settlement of equity awards	—	—	(3)	—	—	—	—	—	(3)
Stock issued to, acquired for and distributed from rabbi trust	1	—	40	—	—	—	(59)	59	40
Balance at May 31, 2022	83,350	$16,670	$211,952	$(704,027)	$958,991	$(117,314)	$(3,148)	$3,148	$366,272
Note 12. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Earnings from continuing operations before income tax expense	$21,664	$5,438	$40,602	$13,862
Income tax expense	4,688	1,377	10,058	4,495
Effective income tax rate	21.6%	25.3%	24.8%	32.4%
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

The effective tax rate for the three months ended May 31, 2023 was 21.6%, compared to 25.3% for the comparable prior-year period. The effective tax rate in each time period was significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended May 31, 2023 was primarily due to tax benefits driven by uncertain tax position releases related to statute expirations. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$117,868	$109,915	$320,980	$299,761
Service & Rental	26,258	30,480	81,346	87,886
	144,126	140,395	402,326	387,647

Other Segment	12,127	11,499	35,269	31,748
	$156,253	$151,894	$437,595	$419,395

Operating Profit (Loss)
IT&S Segment	$36,207	$19,226	$93,284	$49,872
Other Segment	1,965	1,096	4,545	173
General Corporate	(12,733)	(13,679)	(46,109)	(32,511)
	$25,439	$6,643	$51,720	$17,534

	May 31, 2023	August 31, 2022
Assets
IT&S Segment	$633,686	$618,412
Other Segment	46,584	46,428
General Corporate	112,804	92,472
	$793,074	$757,312

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

Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $9.4 million and $10.7 million at May 31, 2023 and August 31, 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the nine months ended May 31, 2023. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 15. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the nine months ended May 31, 2023.
The components of lease expense were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Lease Cost:
Operating lease cost	$3,324	$3,540	$9,943	$10,962
Short-term lease cost	612	391	1,696	1,241
Variable lease cost	836	843	3,059	2,857

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Nine Months Ended May 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,845	$10,691

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,418	4,101

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

Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
Results from Continuing Operations (1)	2023		2022		2023		2022
Net sales	$156	100%	$152	100%	$438	100%	$419	100%
Cost of products sold	78	50%	80	53%	221	51%	228	54%
Gross profit	78	50%	72	47%	216	49%	192	46%
Selling, general and administrative expenses	49	31%	63	41%	154	35%	162	39%
Amortization of intangible assets	1	1%	2	1%	4	1%	6	1%
Restructuring charges	2	1%	1	1%	6	1%	5	1%
Impairment & divestiture charges	—	0%	—	—%	—	0%	1	0%
Operating profit	25	16%	7	5%	52	12%	18	4%
Financing costs, net	3	2%	1	1%	9	2%	3	1%
Other expense, net	1	1%	—	0%	2	0%	1	0%
Earnings before income tax expense	22	14%	5	3%	41	9%	14	3%
Income tax expense	5	3%	1	1%	10	2%	4	1%
Net earnings from continuing operations	17	11%	4	3%	31	7%	9	2%

Diluted earnings per share from continuing operations	$0.30		$0.07		$0.53		$0.15
(1) The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the third quarter of fiscal 2023 were $156 million, an increase of $4 million, or 3% compared to the prior-year comparable period. Core sales, which excludes the impact of foreign currency changes, increased 4%, while foreign currency changes unfavorably impacted sales by 1%. Product core sales increased 9%, which was in part due to the impact of pricing actions. Service core sales decreased 13% compared to the third quarter of fiscal 2022, driven in large part by the implementation of 80/20 analysis and a more selective process for quoting projects in the Middle East region, with a focus on more differentiated solutions. Gross profit margins as a percentage of sales increased approximately 3% as a result of pricing actions and productivity efficiency related to ASCEND transformation program actions. Operating profit was $18 million higher in the third quarter of fiscal 2023 compared to the prior-year third quarter. Selling, general, and administrative ("SG&A") expenses decreased compared to the third quarter of fiscal 2022 by $14 million. The primary drivers of this decrease are personnel savings from actions taken in the ASCEND transformation program, $11 million of bad debt charges recorded in third quarter of fiscal 2022 for significant delinquency in payments from an agent in the Middle East region, $3 million of lower leadership transition charges, $1 million reduction of business review charges related to external support for the deep-dive holistic business review, all reductions are partially offset by higher incentive compensation compared to the prior year. Restructuring charges increased by approximately $2 million compared to the prior-year comparable period as ASCEND actions took place during the quarter.
Consolidated net sales for the first nine months of fiscal 2023 were $438 million compared to $419 million, an increase of $19 million, or 4% compared to the prior year. Core sales increased 7%, with sales being 3% unfavorably impacted by foreign currency. The gross profit margin as a percentage of sales increased approximately 3% primarily from pricing actions as well as productivity and efficiency improvements driven by the ASCEND transformation program as discussed above. Operating profit increased approximately $34 million driven primarily by the pricing actions, gross margin improvement and SG&A reductions. SG&A expenses decreased $8 million compared to the first nine months of fiscal 2022 driven by personnel cost savings as part of the ASCEND transformation program, fiscal 2022 discrete bad debt actions of $13 million, prior year leadership transition charges decrease of $8 million, business review charges decrease of $3 million, partially offset by an increase in incentive compensation and ASCEND transformation program charges of $22 million. Restructuring charges decreased by approximately $1 million compared to the prior-year comparable period due to lapping prior year restructuring actions, partially offset by current ASCEND actions.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net sales	$144	$140	$402	$388
Operating profit	36	19	93	50
Operating profit %	25.1%	13.7%	23.2%	12.9%
IT&S segment net sales for the third quarter of fiscal 2023 increased $4 million, or 3%, compared to the third quarter of fiscal 2022. Core sales increased $6 million, or 4%, year-over-year in part due to the impact of pricing actions, and operating profit percentage increased approximately 12% from the prior year quarter due to SG&A reductions and pricing actions.
IT&S segment net sales for the first nine months of fiscal 2023 were $402 million, an increase of $15 million, or 4%, compared to the prior-year period. Core sales increased 7% year-over-year in part due to the impact of pricing actions and operating profit increased to 23.2% for the first nine months of fiscal 2023 compared to 12.9% for the prior-year comparable period due to pricing actions and SG&A reductions.
Corporate
Corporate expenses were $13 million and $14 million in the three months ended May 31, 2023 and 2022, respectively, and $46 million and $33 million in the nine months ended May 31, 2023 and 2022, respectively. The approximately $1 million decrease for the three months ended May 31, 2023 was driven by lower leadership transition charges partially offset by an increase in restructuring actions. The $13 million increase for the nine months ended May 31, 2023 was driven by an increase of $17 million in ASCEND transformation program charges, and increased incentive compensation, offset by a decrease in leadership transition charges of $7 million and business review charges decrease of $3 million.
Financing Costs, net
Net financing costs were $3 million and $1 million for the three months ended May 31, 2023 and 2022, respectively. For the nine months ended May 31, 2023 and 2022, net financing costs were $9 million and $3 million, respectively. Financing costs increased due to higher debt balances and higher interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Earnings from continuing operations before income tax expense	$22	$5	$41	$14
Income tax expense	5	1	10	4
Effective income tax rate	21.6%	25.3%	24.8%	32.4%
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
The effective tax rate for the three months ended May 31, 2023 was 21.6%, compared to 25.3% for the comparable prior-year period. The effective tax rate in each time period was significantly impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended May 31, 2023 was primarily due to tax benefits driven by uncertain tax position releases related to statute expirations. Both the current and prior-year effective income tax rates include the impact of non-recurring items.

Cash Flows and Liquidity
At May 31, 2023, we had $142 million of cash and cash equivalents of which $129 million was held by our foreign subsidiaries and $13 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Nine Months Ended May 31,
	2023	2022
Cash provided by operating activities	$27	$7
Cash used in investing activities	(8)	(6)
Cash provided by (used in) financing activities	4	(12)
Effect of exchange rate changes on cash	(2)	(6)
Net increase (decrease) in cash and cash equivalents	$21	$(17)
Net cash provided by operating activities was $27 million for the nine months ended May 31, 2023 as compared to $7 million for the nine months ended May 31, 2022. The $20 million increase in cash flow provided by operating activities was primarily the result of $21 million in higher earnings.
Net cash used in investing activities was $8 million and $6 million for the nine months ended May 31, 2023 and 2022, respectively. The cash used in investing activities for both fiscal years primarily related to capital expenditures.
Net cash provided by financing activities was $4 million for the nine months ended May 31, 2023 compared to $12 million cash used by financing activities for the nine months ended May 31, 2022. The net cash provided by financing activities for the nine months ended May 31, 2023 predominantly consisted of $2 million paid for the annual dividend, $2 million for debt issuance costs associated to our new senior credit facility, $3 million for taxes paid to the net share settlement of equity awards and $21 million of share repurchases, offset by an increase of $31 million in total borrowings. The net cash used in financing activities for the nine months ended May 31, 2022 predominantly consisted of $2 million paid for the annual dividend, $3 million for taxes paid related to the net share settlement of equity awards, $36 million of share repurchases, offset by $30 million of borrowings.
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
At May 31, 2023, there were $36 million of borrowings under the revolving line of credit and $360 million available under the revolving line of credit facility after reduction for $4 million of outstanding letters of credit issued under the new facility. The Company was in compliance with all financial covenants under the senior credit facility at May 31, 2023.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	May 31, 2023	PWC%	August 31, 2022	PWC%
Accounts receivable, net	$104	17%	$107	18%
Inventory, net	93	15%	84	14%
Accounts payable	(47)	(8)%	(73)	(12)%
Net primary working capital	$150	24%	$118	20%
Commitments and Contingencies
We had outstanding letters of credit totaling $9.4 million and $10.7 million at May 31, 2023 and August 31, 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at May 31, 2023 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our Annual Report on Form 10-K for the year ended August 31, 2022.
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
Interest Rate Risk: As of May 31, 2023, long-term debt consisted of $36 million of borrowing under the revolving line of credit (variable rate debt) and $200 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in a $0.9 million increase in financing costs for the three months ended May 31, 2023.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by approximately $1 million, respectively, for the three months ended May 31, 2023. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $35 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2023, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 27,402,654 shares of common stock for $764 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 843,689 shares for $21 million in the three months ended May 31, 2023 and repurchased 1,755,075 shares for $36 million in the three months ended May 31, 2022. As of May 31, 2023, the maximum number of shares that may yet be purchased under the program is 5,396,576 shares.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2023	—	$—	6,240,265
April 1 to April 30, 2023	—	—	6,240,265
May 1 to May 31, 2023	843,689	24.69	5,396,576
	843,689	$24.69
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and nine months ended May 31, 2023 and 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: June 23, 2023	By:	/S/ ANTHONY P. COLUCCI
Anthony P. Colucci
Executive Vice President and Chief Financial Officer (Principal Financial Officer)