Form 10-K
period 2023-08-31
ENERPAC TOOL GROUP CORP
filed 2023-10-20
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes   ☐          No   ☒

As of February 28, 2023, the last business day of the registrant's second fiscal quarter, the aggregate market value of the shares of Class A common stock (based upon the closing price on the New York Stock Exchange on February 28, 2023) held by non-affiliates of the Registrant was approximately $1.53 billion.

There were 54,342,259 shares of the Registrant’s Class A Common Stock outstanding as of October 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2024 are incorporated by reference into Part III hereof.

Enerpac Tool Group Corp. provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our investor website, ir.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck and automotive industries, the impact of geopolitical activity, including the invasion of Ukraine by Russia and international sanctions imposed in response thereto, as well as the armed conflict involving Hamas and Israel, the ability of the Company to achieve its plans or objectives related to its growth strategy, market acceptance of existing and new products, market acceptance of price increases, successful integration of acquisitions, the impact of dispositions and restructurings, the ability of the Company to continue to achieve its objectives related to the ASCEND program, including any assumptions underlying its calculation of expected incremental operating profit or program investment, operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, risks related to reliance on independent agents and distributors for the distribution and service of products, material, labor, or overhead cost increases, tax law changes, foreign currency risk, interest rate risk, commodity risk, tariffs, litigation matters, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation, except to the extent required by applicable law, to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “we,” “us,” “our,” “Enerpac,” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as “fiscal 2023,” are to the fiscal year ending on August 31 of the specified year.
PART I
Item  1.    Business
General
Enerpac Tool Group Corp. is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. Enerpac Tool Group's businesses are global leaders of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers around the world safely, reliably and efficiently tackle some of the most challenging, complex, and often hazardous jobs. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the industrial, maintenance, infrastructure, oil & gas, alternative energy and other markets. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements. Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. The IT&S segment and the Company are well-positioned to drive shareholder value through a sustainable business strategy built on well-established brands, broad global distribution and end markets, with a clear focus on the core tools and services business, and disciplined capital deployment.
During the fourth quarter of fiscal 2019, we entered into a Securities Purchase Agreement ("SPA") to sell the remaining businesses within our legacy Engineered Components & Systems ("EC&S") segment. We closed the transaction during our first quarter of fiscal 2020. The divestiture of the EC&S segment was a strategic shift to become a pure-play industrial tools and services company. As such, retained liabilities associated with the former EC&S segment are considered discontinued operations in all periods presented herein.
Our Business Model
Our long-term goal is to create sustainable returns for our shareholders through above-market growth in our core business, expanding our margins, generating strong cash flow, and being disciplined in the deployment of our capital. We intend to grow through execution of our organic growth strategy, focused on key vertical markets that benefit from long-term macro trends, driving customer driven innovation, expansion of our digital ecosystem to acquire and engage customers, and an expansion in emerging markets such as Asia Pacific. In addition to organic growth, we also focus on margin expansion through operational efficiency techniques, including lean, continuous improvement and 80/20, to drive productivity and lower costs, as well as optimizing our selling, general and administrative expenses through consolidation and shared service implementation. We also apply these techniques and pricing actions to offset commodity increases and inflationary pricing. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. We believe driving profitable growth and margin expansion will result in cash flow generation, which we seek to supplement through minimizing primary working capital. We intend to allocate the cash flow that results from the execution of our strategy in a disciplined way toward investment in our businesses, maintaining our strong balance sheet, disciplined M&A and opportunistically returning capital to shareholders. We anticipate the compounding effect of reinvesting in our business will fuel further growth and profitable returns.
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”). ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. In support of the ASCEND initiatives, the Company anticipates investing approximately $70-$75 million over the life of the program, which is expected to be fully implemented by the end of the fourth quarter of fiscal 2024, with an expected annual operating profit improvement from the program in the range of $50-$60 million. Through the end of fiscal 2023, the Company has realized approximately $54 million of annual operating profit from the execution of the ASCEND program and had invested approximately $60 million as part of the program.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program” in the notes to the consolidated financial statements) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal 2024.
Description of Business Segments
Industrial Tools & Services Reportable Segment
IT&S is a global supplier of both products and services to a broad array of end markets, including infrastructure, industrial maintenance, repair and operations, oil & gas, mining, alternative and renewable energy, and civil construction markets.
Our primary products include branded tools, cylinders, pumps, hydraulic torque wrenches and highly engineered heavy lifting technology solutions. Examples of our products include high-force hydraulic and mechanical tools (cylinders, pumps, valves, bolt tensioners, specialty tools and other miscellaneous products), which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as machining, infrastructure maintenance and repair, and oil & gas production, where safety is a key differentiator. As a result, we hold ourselves to a world-class safety standard to protect both our employees and those using our products and services.
On the services side of the segment, our highly trained technicians provide maintenance and manpower services on customer assets to meet their specific needs including bolting, machining, and joint integrity. We also provide rental services for certain of our products.
Our branded tools and services are primarily marketed through the Enerpac, Hydratight, Larzep and Simplex brand names.
The segment delivers products and services primarily through our world-class, global network of distributors, as well as direct sales to OEMs and select end users. Examples of industrial distributors include W.W. Grainger, MSC and Blackwoods.
Other Operating Segment
The Cortland Industrial and Medical operating segments, which primarily design and manufacture high performance synthetic ropes and biomedical textiles, do not meet the quantitative or qualitative thresholds to be considered reportable segments, and together represent the Other operating segment. Therefore, the results are not disclosed separately as would be required if the Other operating segment were considered a reportable segment, and as the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. On July 11, 2023, the Company completed the sale of the Cortland Industrial business (see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements). Certain information related to the Other operating segment is disclosed within Note 15, "Business Segment, Geographic, and Customer Information" in the notes to the consolidated financial statements in order to comply with requirements under generally accepted accounting principles in the United States ("US GAAP") to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisitions and Divestitures
For a summary of recent divestiture transactions impacting continuing operations, see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe, the Middle East and Asia. In fiscal 2023, we derived 39% of our net sales from the United States, 25% from Europe, 14% from the Middle East, 12% from Asia and 10% from other geographic areas. We have operations around the world that allow us to draw on the skills of a global workforce, provide flexibility to our operations, drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual countries, and facilitate access to new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers and suppliers. Financial information related to the Company's geographic footprint of our continuing operations is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been, and continue to be, key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide new innovative tools and services to grow our market share. Research and development ("R&D") costs are expensed as incurred. R&D costs were $9 million in fiscal 2023, $7 million in fiscal 2022 and $7 million in fiscal 2021.
The Company holds numerous patents and trademarks. While no individual patent is believed to be of such importance that its termination would have a material adverse effect on our business, the termination of certain of our trademarks, including ENERPAC®, SIMPLEX®, HYDRATIGHT® and LARZEP & DESIGN®, could have a material adverse effect on our business.
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
Manufacturing and Operations
While we do have manufacturing capabilities including machining and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our plants, which reduces inventory levels, lowers re-work costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers in best-cost locations including various countries in Asia. We have built strong relationships with our key suppliers and, while we single source certain of our components, in many cases there are several qualified alternative sources.
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

Order Backlogs and Seasonality
Our operating segments have a relatively short order-to-ship cycle. We had order backlogs of $54 million and $72 million at August 31, 2023 and 2022, respectively. The decrease in our order backlog during the fiscal year was primarily due to alleviated pressure on the supply chain. Assuming no significant supply chain constraints arise after the date of this report, substantially all of the backlog at August 31, 2023 is expected to be filled within twelve months.
While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Percentages of Sales by Fiscal Quarter

	2023	2022
Quarter 1 (September - November)	23%	23%
Quarter 2 (December - February)	24%	24%
Quarter 3 (March - May)	26%	27%
Quarter 4 (June - August)	27%	26%
	100%	100%
Human Capital Management
The goal of human capital management strategy and practices is for Enerpac to be considered an employer of choice, and our initiatives and programs are predicated on making this objective a reality.
The talent that makes up our workforce (approximately 2,100 employees as of August 31, 2023) is critical to the success of our company and the ability to deliver shareholder value. Our talent development framework is built around a robust performance management and development structure. Together with their leaders, employees establish annual goals and objectives that align directly with our organizational commitments. We monitor progress throughout the year, with candid and frequent dialogue encouraged along the way, and, new for fiscal 2024, a formal check-in process to facilitate a clear understanding of goals and the status of progress toward achieving those goals. Bi-annually, our Executive Leadership Team ("ELT") reviews the skills we require to execute our corporate strategy and key role requirements to identify development opportunities for our emerging talent. Annually, we conduct performance review and succession planning, and we promote a long-term career development view by encouraging the creation of unique individual development plans. Training opportunities for all levels of the organization are available and focus on skill, competency and leadership development. We believe in coaching and the sharing of perspectives, and we facilitate mentorship opportunities for the benefit of our workforce. We are committed to devoting the time, resources and planning necessary to maximize the potential of our employees' career development, as well as address the future skill needs of our organization.
We offer competitive compensation and benefits tailored to the geographical markets and industries in which we operate. In the U.S., employees who work more than 30 hours per week are eligible for a comprehensive menu of benefits, including paid time off, healthcare (health, dental, and vision) coverage, short and long-term disability, life and accidental disability insurance, a 401(k) retirement plan with a Company match and immediate vesting, access to our employee assistance program, an annual bonus program with broad participation, equity incentive programs, an employee stock ownership plan that allows employees to buy company shares at a discount, flexible work arrangements, and up to 12 weeks of parental leave, of which six weeks are paid at an employee's full salary. In fiscal 2023, we increased our tuition reimbursement to $5,250 for associate and undergraduate programs and $7,500 for graduate programs, while also offering the same level of reimbursement to part time workers as full-time workers. During fiscal 2023, we expanded our supplemental life and spousal insurance offering. We continue to evaluate enhancements to our compensation and benefit programs in all locations to ensure we remain competitive and meet the needs of our employees.
Diversity, Equity, Inclusion & Belonging. Diversity, Equity, Inclusion & Belonging ("DEIB") remains a core tenet of our organizational ethos, championed by our ELT and management at all levels. Our unwavering commitment to fostering an inclusive culture of belonging is reflected in our four key DEIB pillars: prioritize cultivating a diverse and inclusive workplace culture, support education and skill building opportunities for our employees, broaden our talent acquisition efforts to attract diversity, and empower employees through employee resource groups ("ERGs").
We include diverse representation in our slates for all positions and will continue to do so. At the end of fiscal 2023, our board of directors includes three female (30%) and one racially diverse (10%) individual. We firmly believe that embedding diversity into our core strategy not only aligns with our values but also provides a competitive advantage, attracting exceptional talent, leveraging diverse perspectives, and ultimately driving value creation for our shareholders.
Employee Safety. The safety, health, and well-being of our employees, contractors, and visitors at our sites globally is our top priority and a principle that is deeply embedded in our culture. Our leaders and employees at all levels embrace our health, safety, security, environment, and quality (“HSSEQ”) programs, which translates into an enterprise-wide obligation to provide healthy, safe and productive work environments for our employees and deliver high standards of safety and quality in the products, services and solutions for our customers and end-users. At the heart of our HSSEQ efforts is a desire to foster a culture of continuous improvement and employee empowerment through training, frequent and constructive management engagement, a risk-based evaluation of business activities and behaviors, and the deployment of programs and resources to mitigate those risks. We continually track and report our performance, including thorough reviews of incidents, near-misses, and quality issues; and management accountability and discussion of these improvement opportunities is a cornerstone of all business reviews. We finished the year with a total case incident rate (TCIR) of 0.64. This is up slightly year-over-year as fiscal 2022 had a TCIR of 0.61. This puts our performance in the top quartile in comparison to the BLS NAICS bracket for Machinery Manufacturing (333) for companies with greater than 1,000 employees.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2023 are listed below.

Name	Age	Position
Paul E. Sternlieb	51	President and Chief Executive Officer
Anthony P. Colucci	53	Executive Vice President and Chief Financial Officer
James P. Denis	49	Executive Vice President, General Counsel, Company Secretary & Chief Compliance Counsel
Markus Limberger	53	Executive Vice President, Operations
Benjamin J. Topercer	46	Executive Vice President and Chief Human Resource Officer
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
Anthony Colucci, EVP and Chief Financial Officer, joined the Company in that capacity in May of 2022, and leads global Finance and Information Technology. From June 2020 until joining the Company, Mr. Colucci served as Executive Vice President and Chief Finance and Administrative Officer of Robertshaw Industries, a global engineering and manufacturing company focused on controls and solutions for residential white goods and commercial appliances. Prior to joining Robertshaw, Mr. Colucci served as Senior Vice President and Chief Financial Officer of Hayward Industries, Inc., a manufacturer of pool equipment and controls products, from May 2018 to May 2020, and in various positions with Honeywell International since September 2006, including as Vice President and Chief Financial Officer of Honeywell Performance Materials & Technologies from March 2016 to May 2018 and Vice President and Chief Financial Officer of Honeywell Sensing & Productivity Solutions from September 2011 to March 2016. Mr. Colucci served in various financial roles with AT&T Wireless from September 1997 until he joined Honeywell.
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
Markus Limberger, EVP, Operations, joined the Company in September of 2022, with responsibilities for manufacturing, distribution, and procurement. Mr. Limberger served as Vice President Global Operations for Leica Microsystems GmbH, a subsidiary of Danaher Corporation and manufacturer of microscopy equipment, from September 2018 until he joined Enerpac. Prior to that, Mr. Limberger was with Leica Camera AG, serving as Head of Operations from January 2011 to July 2011 and then as Chief Operating Officer until August 2018. Before joining Leica Camera, Mr. Limberger served as Head of Production from August 2007 to January 2008 and then as Managing Director until December 2010 of Uwe Weller Feinwerktechnik GmbH, a metal processing company. Prior to that, he held operations, logistics and dispatching management positions with a number of other manufacturing firms. His background includes a strong focus on operational excellence and in developing and executing operations strategies to achieve sustained improvements in performance, with extensive experience in Lean and continuous improvement principles. On September 26, 2023, Mr. Limberger resigned his position as Executive Vice President, Operations effective December 1, 2023, when by mutual agreement he will be placed on leave but will continue as an employee, at the same salary with the same benefits, through his contractual notice period until March 31, 2024.

Benjamin Topercer, EVP and Chief Human Resource Officer, joined the Company in February 2022 and leads the global human resources function, including our global HSSEQ organization, as well as our DEIB initiatives and communications function. From June 2016 until he joined Enerpac, Mr. Topercer was the Chief Human Resource Officer for Vantage Specialty Chemicals, a manufacturer of specialty chemicals and ingredients included in consumer and industrial products. Prior to joining Vantage, he served in various human resources management roles for Premier Farnell Corporation, a distributor of electronic components, including as Global Head of HR for its sales, marketing, e-commerce and technology groups and specified business units, from September 2013 to June 2016. Prior to that, Mr. Topercer served as Director, Human Resources for Eaton Corporation, and its predecessor, Cooper Industries, from July 2011 to September 2013. Prior to that, he served in positions of progressive responsibility in the human resources group of Henkel Corporation from September 2004 to July 2011 and at Rexam Sussex from March 2000 to September 2004.
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
Risks Related to Economic Conditions
Supply chain issues, including shortages of adequate component supply, that increase our costs or cause delays in our ability to fulfill orders, or a failure by us to estimate customer demand properly, could have an adverse impact on our business and operating results and our relationships with customers.
We are reliant on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and this reliance could have an adverse impact on our business and operating results. We may experience a reduction or interruption in supply due to factors beyond our control, including as a geopolitical conflicts and the imposition of international sanctions in response thereto, a significant natural disaster, pandemics, or shortages in global freight capacity. Our vendors may be unable to meet our demand for raw materials or components, or significantly increase lead times for deliveries, which may be unable to offset through alternate sources of supply, or impose significant increases in the price of critical components and raw materials that we may be unable to pass along to our customers. In addition, a failure by us to appropriately forecast or adjust our requirements for components or raw materials based on our business needs and volatility in demand for our products may impact our ability to timely procure raw materials and components necessary to maintain desired productivity in our operations. These supply chain issues could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We procure certain components for our products from single or limited suppliers. In the event of supply disruptions from these suppliers, we may not be able to diversify our supply base for such components in a timely manner or may experience quality issues with alternate sources. Further, we procure a significant portion of our components from suppliers located in China, and we are therefore exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, geopolitical risks, government-mandated facility closures in China due to public health matters (such as the COVID-19 outbreaks), energy shortages or other causes. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of components and raw materials from our suppliers, and significant disruptions in their supply could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We have in the recent past experienced supply shortages and inflationary pressures for certain components and raw materials that were important to our manufacturing process due to a number of the factors described above. Growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts may continue to impact us in the future. Although we have generally secured additional supply from existing or alternate suppliers or taken other mitigating actions when such disruptions have occurred in past periods, there is no guarantee we can continue to do so in the future, and our business, results of operations, and financial condition could be adversely affected. When facing component supply-related challenges, we may also increase our inventories and purchase commitments to shorten lead times and ensure adequate inventories to meet customer expectations. If the demand for our products is less than our expectations or if we otherwise fail to anticipate customer demand properly, an oversupply of components could result in inventory levels that could also lead to significant excess and obsolete inventory charges and affect our operating and financial results.

Deterioration of, or instability in, the domestic and international economy and challenging end-market conditions could impact our ability to grow the business and adversely impact our ability to execute our strategy, financial condition, results of operations and cash flows.
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. The level of demand for our products is affected by general economic and business conditions in our served end markets. A substantial portion of our revenues is derived from customers in cyclical industries (such as the industrial and oil & gas sectors) that typically are adversely affected in periods of economic contraction or volatility. In such periods, our customers may experience deterioration of their businesses, which may reduce or delay our sales. We have experienced contraction and challenging demand conditions in many of our served markets historically, and it is reasonably possible that we could experience such conditions in the future which may adversely affect our ability to execute our strategy, financial condition, results of operations and cash flows.
Disruptions in global oil markets have adversely affected our business and results of operations and similar events in the future may adversely affect our business and results.
A portion of our revenues is derived from customers in the midstream and downstream oil & gas industry. Disruptions in the global oil & gas markets (such as those due to the COVID-19 pandemic and the Ukraine/Russia conflict and the resulting international sanctions) and other changes in demand for oil can negatively affect oil prices and negatively affect cash flows for many of those customers. This has resulted in, and in the future could result in, lower capital expenditures and project modifications, delays or cancellations by those customers, reducing the demand for certain of our products serving that end market, which could adversely affect our results of operations and financial condition.
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
On March 23, 2022, we announced the launch of ASCEND, a transformation program focused on driving accelerated earnings growth and efficiency across the business with the goal of delivering improved annual operating profit once fully implemented. The ASCEND program has focused on the following key initiatives: (i) accelerating organic growth strategies, (ii) improving operational excellence and production efficiency by utilizing a lean approach and (iii) driving greater efficiency and productivity in selling, general and administrative expenses. In addition, from time to time, we implement other plans that incur restructuring costs to (i) eliminate redundancies in our corporate or regional structures (ii) eliminate excess capacity in our facilities as a result of integration of acquisitions or divestitures of product lines, or (iii) eliminate product or service lines that do not meet targeted profitability metrics. Although we expect that the improved operating profit, cost savings and realization of efficiencies will offset the related costs of these initiatives and provide additional annual benefit, we may not fully achieve the expected benefits of these efforts (see Note 4, "Restructuring Charges," Note 3. "ASCEND Transformation Program" in the notes to the consolidated financial statements and "Business Update" within Item 7 for further discussion of the ASCEND program and other current restructuring activities).
Logistics challenges, including global freight capacity shortages, could increase our freight costs or cause delays in our ability to fulfill orders and could have an adverse impact on our business and operating results.
The Company’s ability to import products in a timely and cost-effective manner has been, and may continue to be, adversely affected by shortages of freight capacity, delays at ports, port strikes, and other issues that otherwise affect transportation and warehousing providers. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher freight and logistics costs, which could have an adverse impact on the Company’s business and financial condition.

Collection risk for receivables in foreign jurisdictions.
We sell products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country. Collection times for receivables in many foreign jurisdictions may often be substantially longer than those in the United States (though less than one year). Further, for certain of our services business agency relationships, we utilize intermediary agents and are dependent on our agents to collect payment on our behalf. The indirect sales channels expose us to the credit risk of both our channel partners and end customers and increase the risk of delayed payments or uncollectible balances. A liquidity event or dispute involving one of these channel partners may adversely affect our results of operations and financial condition.
If we fail to retain the agents and distributors upon whom we rely to market our products and services, we may be unable to effectively market our products and services and our revenue and profitability may decline.
The marketing success of many of our businesses in the U.S. and abroad depends largely upon our independent agents’ and distributors’ sales and service expertise and relationships with customers in our end markets. Many of these agents have developed strong ties to existing and potential customers because of their detailed knowledge of our products. A loss of a significant number of these agents or distributors, or of a particular agent or distributor in a key market or with key customer relationships, could significantly inhibit our ability to effectively market our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, operations, products, solutions, services and data.
Increased global cybersecurity threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error, vulnerabilities and technological errors pose a risk to our systems, including third-party vendor operated systems, operations and products and potentially those of our business partners. An attack also could result in losses due to ransomware payments, security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions. We attempt to mitigate these risks by employing measures including employee training, network monitoring and testing, maintenance of protective systems, contingency planning, and the engagement of third-party experts but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the financial or operational impact from such threats will not be material.
A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and result in increased costs that we cannot recover.
Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our significant manufacturing or services facilities. Equipment failures, natural disasters, health issues (including pandemics like COVID-19), power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.
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
We expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of our manufacturing operations and suppliers are located outside the United States, including China, the United Kingdom and the Netherlands. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:
•unfavorable fluctuations in foreign currency exchange rates;
•adverse changes in foreign tax, legal and regulatory requirements;
•export and import restrictions and controls on repatriation of cash;

•political and economic instability;
•difficulty in protecting intellectual property;
•government embargoes, tariffs and trade protection measures, such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, that could significantly increase our cost of products or otherwise reduce our sales and harm our business;
•cultural norms and expectations that may sometimes be inconsistent with our Code of Conduct and our requirements about the manner in which our employees, agents and distributors conduct business;
•differing labor regulations; and
•acts of hostility, terror or war.
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, we are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. In addition, we are subject to and must comply with all applicable export controls and economic sanctions laws and embargoes imposed by the United States and other various governments. Changes in export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs and increase compliance costs, and violations of these laws or regulations may subject us to fines, penalties and other sanctions, such as loss of authorizations needed to conduct aspects of our international business or debarments from export privileges. Violations of the FCPA or export controls or sanctions laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition, results of operations, and cash flows.
We intend to continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations. As we expand our international operations, we may also encounter new risks that could adversely affect our revenues and profitability. Failure to properly manage these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition, United States tax reform has significantly changed how foreign operations are taxed in the United States. Therefore, we continue to review our organizational structure, and changes to where income is generated, may have a material adverse effect on our liquidity and results of operations.
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
Our total assets reflect substantial intangible assets, primarily goodwill. As of August 31, 2023, goodwill and other intangible assets totaled $304 million, or 40% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually, and more frequently if a triggering event occurs, whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. We recognized $1 million in impairment charges in fiscal 2022 related to the goodwill in our Cortland Industrial operating segment (Other Segment) (see Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" in the notes to the consolidated financial statements and "Critical Accounting Estimates" for further discussion on goodwill, intangible asset and long-lived asset impairments). Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
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
We may incur increased interest expense as a result of our variable rate debt.
Borrowings under our revolving line of credit and our $200 million term loan incur interest which is variable based on fluctuations in the referenced SOFR ("Secured Overnight Financing Rate"). Increases in the referenced SOFR will increase our borrowing costs and negatively impact financial results and cash flows.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile.
A relatively small number of shares are normally traded in any one day and higher volumes could have a significant effect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.
Because our quarterly revenues and operating results may vary significantly in future periods, our stock price may fluctuate.
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could significantly affect quarterly operating results include, but are not limited to:
•demand for our products and services;
•the timing of sales of our products and services;
•changes in foreign currency exchange rates;
•changes in applicable tax rates;
•an impairment of goodwill or other intangible assets;
•the occurrence of restructuring charges;
•unanticipated delays or problems in introducing new products;
•announcements by competitors of new products, services or technological innovations;
•changes in our pricing policies or the pricing policies of our competitors;
•increased expenses, whether related to sales and marketing, raw materials or supplies, labor matters, product development or administration;
•major changes in the level of economic activity in major regions of the world in which we do business;
•costs related to possible future acquisitions or divestitures of technologies or businesses;
•an increase in the number or magnitude of product liability or environmental claims; and
•our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.
Various provisions and laws could delay or prevent a change of control.
The anti-takeover provisions of our articles of incorporation and bylaws and provisions of Wisconsin corporation law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our articles of incorporation and bylaws, among other things:
•require a supermajority shareholder vote to approve a merger of the Company with another entity;
•regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings; and
•authorize our board of directors to issue preferred stock in one or more series, without shareholder approval.

General Risk Factors
Geopolitical unrest and terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.
Terrorist attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity or trade disruptions, such as those caused by the Russia-Ukraine conflict, the armed conflict involving Hamas and Israel, or any conflict or threatened conflict between China and Taiwan, may cause general economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown or recession in the U.S. or in other areas and could have a significant impact on our business, financial condition or results of operations.
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
Item  1B.    Unresolved Staff Comments
None.
Item  2.    Properties
As of August 31, 2023, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	9	36	45	132	1,053	1,185
Corporate and Other	2	1	3	26	117	143
	11	37	48	158	1,170	1,328
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
We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operations or cash flows. Information with respect to contingencies arising from legal proceedings, including governmental investigations, set forth in Note 16, “Commitments and Contingencies” in the notes to the consolidated financial statements is incorporated by reference.
Item  4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. As of September 30, 2023, there were 873 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2023, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 18, 2023 to shareholders of record on October 6, 2023. In fiscal 2022, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 17, 2022 to shareholders of record on October 7, 2022.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 28,772,715 shares of common stock for $801 million. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. As of August 31, 2023, the maximum number of shares that may yet be purchased under this authorization is 4,026,515 shares. The following table summarizes share repurchases during the fourth quarter of fiscal 2023, all of which were purchased under publicly announced share repurchase programs.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2023	419,018	$26.65	4,977,558
July 1 to July 31, 2023	366,787	26.93	4,610,771
August 1 to August 31, 2023	584,256	26.32	4,026,515
	1,370,061	$26.62

Performance Graph
The graph and table below compare the cumulative 5-year total return of the Company's common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Industrial Index. They assume that the value of the investment in our common stock for the last trading day of each fiscal year, in each index, and in the peer group (in each case, including reinvestment of dividends) was $100 on August 31, 2018 and tracks it through August 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enerpac Tool Group Corp., the Russell 2000 Index, and the S&P 600 Industrial Index

175
150
125
100
75
50
25
0
Index Dollars
8/18
8/19
8/20
8/21
8/22
8/23
Year Ended
Enerpac Tool Group Corp.
Russell 2000
S&P 600 Industrial

*$100 Invested on 8/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

	8/18	8/19	8/20	8/21	8/22	8/23
Enerpac Tool Group Corp.	$100.00	$75.52	$70.86	$85.90	$66.36	$89.80
Russell 2000 Index	100.00	87.11	92.35	135.83	111.54	116.73
S&P 600 Industrial Index	100.00	86.12	89.51	129.60	120.21	145.45
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".
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
Our Business Model
Our long-term goal is to create sustainable returns for our shareholders through above-market growth in our core business, expanding our margins, generating strong cash flow and being disciplined in the deployment of our capital. We intend to grow through execution of our organic growth strategy, focused on key vertical markets that benefit from long-term macro trends, driving customer driven innovation, expansion of our digital ecosystem to acquire and engage customers, and expansion in emerging markets such as Asia Pacific. In addition to organic growth, we also focus on margin expansion through operational efficiency techniques, including lean, continuous improvement and 80/20, to drive productivity and lower costs, as well as optimizing our selling, general and administrative expenses through consolidation and shared service implementation. We also apply these techniques and pricing actions to offset commodity increases and inflationary pricing. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. We believe driving profitable growth and margin expansion will result in cash flow generation, which we seek to supplement through minimizing primary working capital. We intend to allocate the cash flow that results from the execution of our strategy in a disciplined way toward investment in our businesses, maintaining our strong balance sheet, disciplined M&A and opportunistically returning capital to shareholders. We anticipate the compounding effect of reinvesting in our business will fuel further growth and profitable returns.
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”). ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. In support of the ASCEND initiatives, we anticipate investing approximately $70-$75 million over the life of the program, which is expected to be fully implemented by the end of the fourth quarter of fiscal 2024, with the expected annual operating profit improvement from the program in the range of $50-$60 million. Through the end of fiscal 2023, we invested approximately $60 million as part of the program, with operating profit improving by approximately $54 million in fiscal 2023 compared to the prior fiscal year.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program” in the notes to the consolidated financial statements) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal 2024. For fiscal 2024, we expect to incur $10 to $15 million of ASCEND transformation program costs, this range is inclusive of $3 to $5 million of restructuring costs.

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
During the year ended August 31, 2022, the Company recorded through bad debt expense (included in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Earnings) a reserve of $13 million to fully reserve for the outstanding accounts receivable balance for an agent in our Middle East/North Africa/Caspian ("MENAC") region. The allowance for doubtful accounts for this particular agent remains unchanged during fiscal 2023 and represents management's best estimate of the probable amount of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customers, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to us to secure payment. Actual collections from the agent may differ from the Company's estimate. We have completely ceased our relationship with this agent and have transitioned to serving our regional customers through recently created direct operations within the region.
On October 31, 2019, the Company completed the sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $216 million (inclusive of final working capital adjustments), with approximately $3 million which was due in four equal quarterly installments, the last of which was received in the first quarter of fiscal 2021. The EC&S segment is treated as discontinued operations in our financial statements for all periods.
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, for net proceeds of $20.1 million. The Company recorded a net gain of $6.2 million, see additional discussion in Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements.

Historical Financial Data
The following table and corresponding year-over-year analysis sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Year Ended August 31,
	2023		2022		2021
Statements of Earnings Data: (1)
Net sales	$598	100%	$571	100%	$529	100%
Cost of products sold	303	51%	306	54%	286	54%
Gross profit	295	49%	265	46%	243	46%
Selling, general and administrative expenses	205	34%	217	38%	175	33%
Amortization of intangible assets	5	1%	7	1%	8	2%
Restructuring charges	7	1%	8	1%	3	1%
Impairment & divestiture (benefit) charges	(6)	(1)%	2	—%	6	1%
Operating profit	84	14%	31	5%	51	10%
Financing costs, net	12	2%	4	1%	5	1%
Other expense, net	3	1%	2	—%	2	—%
Earnings before income tax expense	69	12%	24	4%	44	8%
Income tax expense	15	3%	4	1%	4	1%
Net earnings	$54	9%	$20	3%	$40	8%

Other Financial Data: (1)
Depreciation	$11		$12		$13
Capital expenditures	9		8		12
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. Except per share amounts, the summation of the individual components may not equal the total due to rounding.
Fiscal 2023 compared to Fiscal 2022
Consolidated net sales for fiscal 2023 were $598 million, 5% higher than the prior-year sales of $571 million. The impact of foreign currency rates unfavorably impacted fiscal 2023 sales by approximately $11 million or 2% and the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted sales by approximately $6 million or 1%, management refers to sales adjusted for these items as "core sales". Product sales growth was 8% with foreign currency and the divestiture of the Cortland Industrial business both unfavorably impacting sales by $9 million or 3% and $6 million or 1%, respectively. The product sales growth was primarily due to pricing actions, with some volume contribution. Service sales declined 8%, unfavorably impacted by $2 million or 1% of foreign currency and our reduced activity in the MENAC region following implementation of an 80/20 analysis that drove a more selective process for quoting projects, with a focus on more differentiated solutions.
Gross profit as a percentage of sales was approximately 49% in fiscal 2023, 3% higher than fiscal 2022. The increased gross profit is primarily attributed to the pricing actions, with some volume contribution noted above and production efficiencies implemented as part of the ASCEND transformation program partially offset by additional costs associated with the ASCEND transformation program.
Operating profit for fiscal 2023 was $84 million, approximately $53 million higher than the prior fiscal year of $31 million. Operating profit was impacted by the increased gross profit noted above, as well as a reduction of Selling, general & administrative ("SG&A") expense of $12 million compared to the prior year. The SG&A decrease was primarily due to personnel savings from the actions taken in the ASCEND transformation program, as well as prior-year charges including MENAC agent specific reserve ($13 million) and leadership transition charges ($7 million), reduction of business review charges related to external support for the deep dive holistic business review ($3 million). These reductions were partially offset by increased incentive compensation expense and expense from the ASCEND transformation program ($21 million) compared to the prior year. Restructuring charges in fiscal 2023 decreased by $1 million to $7 million compared to fiscal 2022. Impairment and divestitures charges (benefit) improved by $9 million due to the gain on sale recorded from the Cortland Industrial divestiture in the fourth quarter of fiscal 2023.

Fiscal 2022 compared to Fiscal 2021
Consolidated net sales from continuing operations in fiscal 2022 were $571 million, 8% higher than the prior-year sales of $529 million. The impact from foreign currency rates unfavorably impacted sales by roughly $15 million or 3%. Sales growth was from product pricing actions that the Company took beginning in late fiscal 2021 and during fiscal 2022 in response to significant inflationary pressures on commodities, freight and energy costs coupled with year-over-year product volume growth largely in the first half of fiscal 2022, as prior year fiscal 2021 first half sales were still impacted by the COVID-19 pandemic, were the primary drivers of the increase in net sales.
Gross profit as a percentage of net sales in fiscal 2022 of 46% remained relatively flat with fiscal 2021, with improved gross profit margins on product sales primarily due to the aforementioned pricing actions outweighing the impact of inflation and improved productivity in our manufacturing facilities being offset by lower service gross profit margins due to lower service utilization as a result of the Russia-Ukraine conflict and the mix of service work performed year-over-year.
Operating profit was $20 million lower in fiscal 2022 as compared to fiscal 2021 predominantly due to $42 million of incremental SG&A expenses offset by a $22 million increase in gross profit, as described above. The increase in SG&A was due to ASCEND transformation program charges of $14 million related primarily to the use of external services for the support in the design, development and execution of the program; discrete bad debt charges of approximately $14 million associated with the significant delinquency in payments from a MENAC region agent and for Russian customers and distributors; incremental leadership transition charges of $8 million; charges of $3 million related to external support for the deep-dive holistic business review prior to the launch of the ASCEND program; and roughly $3 million of higher travel and entertainment costs tied to more commercial and leadership travel as we exited the COVID-19 pandemic. Restructuring charges increased $6 million as compared to the prior period as a result of charges to streamline and flatten the organizational structure ($3 million), as well as ASCEND-related restructuring expenses ($3 million).
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

	Year Ended August 31,
	2023	2022	2021
Net Sales	$555	$527	$493
Operating Profit	136	79	82
Operating Profit %	24.5%	14.9%	16.6%
Fiscal 2023 compared to Fiscal 2022
Fiscal 2023 net sales were $555 million, an increase of 5% or $28 million from fiscal 2022 sales of $527 million, with foreign currency rates unfavorably impacting sales by approximately $11 million or 3%. The increase in sales was predominately driven by growth in the product business primarily due to pricing actions, with some volume contribution, which were partially offset by the decline in the service business due to the implementation of 80/20 analysis and a more selective process for quoting projects in the MENAC region, with a focus on more differentiated solutions in the MENAC region.
Fiscal 2023 operating profit increased $57 million to $136 million. This increase was driven by the aforementioned pricing actions, with some volume contribution and a reduction in SG&A expenses. The reduction of SG&A expense was a result of $13 million of discrete bad debt charges in fiscal 2022 from our MENAC agent and personnel savings from ASCEND actions, which were partially offset by increased incentive compensation expense and higher costs for the ASCEND transformation program in fiscal 2023.
Fiscal 2022 compared to Fiscal 2021
Fiscal 2022 IT&S segment net sales increased by $34 million (7%) from fiscal 2021 to $527 million, which included a $15 million or 3% unfavorable impact on sales due to changes in foreign currency exchange rates. The increase in sales was predominantly attributable to the continued global market recovery from the COVID-19 pandemic resulting in incremental product volume growth largely in the first half of fiscal 2022 coupled with the impact from pricing actions taken in late fiscal 2021 and during fiscal 2022 due to the significant inflation affecting commodity, freight and energy costs.

Fiscal 2022 operating profit decreased $3 million (4%) from the prior year. The operating profit decrease was a result of a $14 million increase in SG&A expense primarily due to discrete bad debt charges of approximately $14 million associated with the significant delinquency in payments from a MENAC region agent and for Russian customers and distributors offset by a $15 million increase in gross profit due to pricing actions outweighing the impact of inflation and improved productivity in our manufacturing facilities being offset by lower service gross profit margins due to lower service utilization as a result of the Russia-Ukraine conflict and the mix of service work performed year over year.
Corporate
Corporate consists of selling, general and administrative costs and expenses, including executive, legal, finance, human resources, and information technology, that are not allocated to the segments based on their nature. Corporate expenses were $63 million in fiscal 2023 which is $14 million higher than the fiscal 2022 expenses of $49 million. This increase was primarily from ASCEND transformation program expenses ($15 million) and incentive compensation expense. Additional expense was offset by a decrease in leadership transition charges ($7 million) and external support for the deep dive-holistic business review ($3 million).
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
Net financing costs were $12 million, $4 million and $5 million in fiscal years 2023, 2022 and 2021, respectively. The increase in net financing costs in fiscal 2023 as compared to fiscal 2022 was due to the year-over-year increase in interest rates and debt mix during the year. The decrease in net financing costs in fiscal 2022 as compared to fiscal 2021 was due to the year-over-year increase in interest income due to greater short-term investment of excess cash in fiscal 2022.
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

	Year Ended August 31,
	2023	2022	2021
Earnings before income tax expense	$68,898	$23,992	$43,975
Income tax expense	15,249	4,401	3,763
Effective income tax rate	22.1%	18.3%	8.6%
The comparability of pre-tax earnings, income tax expense and the related effective income tax rates are impacted by impairment and other divestiture charges and benefits as well as the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020. Fiscal 2023 results included a $6 million impairment and divestiture benefit, whereas fiscal 2022 and fiscal 2021 results included $2 million and $6 million of impairment and divestiture charges, respectively. A substantial portion of these charges (benefits) do not result in a tax expense or benefit. The fiscal 2023 tax provision included a tax benefit of $2 million related to global tax planning initiatives. The fiscal 2022 tax provision included a tax benefit of $3 million related to global tax planning initiatives resulting from certain prior-year business losses for which no benefits were previously recognized as compared to a $3 million and $4 million benefit in fiscal 2021 related to the lapse of statute of limitations on uncertain tax positions and the net operating loss carryback provision of the CARES Act, respectively.
Both the fiscal 2023 and prior-year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives. The fiscal 2023 effective tax rate was 22.1%, which is higher than the fiscal 2022 effective tax rate of 18.3% primarily due to one-time benefits in fiscal 2022. The fiscal 2023 effective tax rate was slightly higher than the statutory 21% primarily as a result of state income taxes and taxes in foreign jurisdictions with rates higher than the U.S. which were partially offset by one-time tax benefits related to global tax planning initiatives that will not repeat in future periods due to certain tax attributes that are no longer available.

Liquidity and Capital Resources
At August 31, 2023, cash and cash equivalents were $154 million, comprised of $148 million of cash held by foreign subsidiaries and $6 million held domestically. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2023	2022	2021
Cash provided by operating activities	$78	$52	$54
Cash provided by (used in) investing activities	11	(7)	13
Cash used in financing activities	(53)	(52)	(82)
Effect of exchange rate changes on cash	(2)	(12)	2
Net increase (decrease) from cash and cash equivalents	$34	$(20)	$(12)
Cash flow provided by operations was $78 million for fiscal 2023 and $52 million for fiscal 2022. The $26 million increase in cash flow from operations was primarily the result of $34 million of higher earnings from continuing operations offset by increases in incentive compensation of $10 million. We had approximately $11 million of cash provided by investing activities from continuing operations due to the proceeds from the sale of the Cortland Industrial business in the fourth quarter of fiscal 2023 (see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further detail on the divestiture), as year-over-year cash used for investing in capital expenditures was nearly flat. Cash used in financing activities was $53 million, nearly flat to prior year use of $52 million; however the mix of usage in each fiscal year was different. In fiscal 2023 we entered into a new debt agreement (see Note 7, "Debt" in the notes to the consolidated financial statements for further details of the senior credit facility) resulting in a change of debt mix with the repayment of our outstanding revolver and proceeds received from the issuance of a term loan. In fiscal 2023 we had lower treasury share purchases than the prior year. During fiscal 2023 we paid $1 million on our term loan.
Cash flow provided by operations was $52 million and $54 million in fiscal 2022 and 2021, respectively. The decrease of $2 million in cash flow provided by operations was the result of $19 million lower net earnings from continuing operations offset by approximately $14 million of incremental receivable reserves to reconcile net earnings from continuing operations to net cash provided by operating activities. We used $7 million of cash in investing activities in fiscal 2022 as compared to $13 million cash provided by investing activities in fiscal 2021. The cash used in fiscal 2022 was primarily used for capital expenditures. The cash provided by investing activities in fiscal 2021 was largely generated due to the receipt of proceeds from the sale of our manufacturing facility in China ($22 million) and the death benefit for life insurance on legacy officers of the Company ($3 million), offset by approximately $12 million of capital expenditures. In fiscal 2022, our cash used in financing activities was primarily from the purchase of treasury shares of $75 million and the paydown of principal on our revolving credit facility of $60 million partially offset by the borrowing on the revolving credit facility of $85 million. The cash used in financing activities in fiscal 2021 was primarily for the paydown of $90 million of principal on our outstanding credit facility with cash provided by operating activities and excess cash on hand.
During fiscal 2023, the Company refinanced its credit facility resulting in an updated senior credit facility (the "Senior Credit Facility") of $600 million, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. Prior to this, the Company's senior credit facility was comprised of a $400 million revolving line of credit and a $200 million term loan which were scheduled to mature in March 2024. The Senior Credit Facility contains restrictive covenants and financial covenants see Note 7, "Debt" in the notes to the consolidated financial statements for further details of the Senior Credit Facility. The Company was in compliance with all covenants, including the financial covenants, under the Senior Credit facility at August 31, 2023. The unused credit line and amount available for borrowing under the revolving line of credit of the Senior Credit Facility was $382 million at August 31, 2023.

We believe that the revolving credit facility under the Senior Credit Facility, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (dollars in millions):

	August 31, 2023		August 31, 2022
	$	PWC %	$	PWC %
Accounts receivable, net	$98	15%	$107	18%
Inventory, net	75	12%	84	13%
Accounts payable	(51)	(8)%	(73)	(11)%
Net primary working capital	$122	19%	$118	20%
Total primary working capital was $122 million at August 31, 2023, which increased from $118 million at August 31, 2022. The primary working capital increase related to decreased accounts receivable from increased collections during fiscal 2023 and due to $9 million of lower inventory as we continue to work through SKU rationalization. This decrease as well as payments related to our ASCEND transformation program was the driver of the $22 million decrease in accounts payable as of August 31, 2023 compared to August 31, 2022.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $9 million, $8 million and $12 million in fiscal 2023, 2022 and 2021, respectively.
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
We had outstanding letters of credit totaling $9 million and $11 million at August 31, 2023 and 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
Additional detail regarding contingencies is included in Note 16, "Commitments and Contingencies" in the notes to the consolidated financial statements, which is incorporated by reference.
Contractual Obligations
Our predominant sources of contractual obligations include the payment of interest and principal on our outstanding line of credit, our operating lease portfolio, certain employee-related benefit plans and agreements with certain suppliers related to the procurement of inventory.
The timing of principal payments associated with our revolving line of credit are disclosed in Note 7, "Debt" in the notes to the consolidated financial statements. We pay interest monthly based on prevailing interest rates at the time and the balance outstanding on our revolving line of credit.
Our lease contracts are primarily for real estate leases, vehicle leases, IT and manufacturing leases, information technology services and telecommunications services. See Note 10, "Leases" in the notes to the consolidated financial statements for future minimum lease payments associated with our lease portfolio.
We have long-term obligations related to our deferred compensation, pension and postretirement plans that are summarized in Note 11, “Employee Benefit Plans” in the notes to the consolidated financial statements.
As part of our global sourcing strategy, we have entered into agreements with certain suppliers that require the supplier to maintain minimum levels of inventory to support certain products for which we require a short lead time to fulfill customer orders. We have the ability to notify the supplier that they no longer need to maintain the minimum level of inventory should we discontinue manufacturing a product during the contract period; however, we must purchase the remaining minimum inventory levels the supplier was required to maintain within a defined period of time. These contracts allow for us to terminate with appropriate notice so long as we utilize the remaining inventory on hand at the supplier and there are no overall minimum volumes in these contracts other than what the supplier is required to maintain on hand at any given point in time.
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
Accounts receivable, net: Accounts receivable, net is recorded based on the contractual value of our accounts receivable, net of an estimated allowance for doubtful accounts representing management’s best estimate of the amount of receivables that are not probable of collection. Accounts receivable, net was $98 million as of August 31, 2023, which is net of a $17 million allowance for doubtful accounts. Our customer base generally consists of financially reputable distributors, agents, OEMs, and other customers with whom we have long standing relationships, and historically we have not experienced significant write off of accounts receivables as a percentage of our annual net sales (accounts receivable written off as a percentage of net sales was less than 0.5% for each the years ended August 31, 2023, 2022, and 2021, respectively). As of August 31, 2023, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. During the year ended August 31, 2022, the Company recorded through bad debt expense (included in SG&A expenses in the Condensed Consolidated Statements of Earnings) a reserve of $13 million for this agent based on the consideration of the factors listed below, which fully reserves for this agent's outstanding account receivable balance. The allowance for doubtful accounts for this particular agent remained unchanged as of August 31, 2023 and continues to represent management's best estimate of the amount probable of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Inventories:  Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 48% and 52% of total inventories at August 31, 2023 and 2022, respectively). If the LIFO method were not used, inventory balances would be higher than amounts presented in the Consolidated Balance Sheet by $18 million and $19 million at August 31, 2023 and 2022, respectively. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to net realizable value, if necessary. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill and Indefinite-lived intangibles:
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
In estimating the fair value of a reporting unit, we generally use a discounted cash flow model, which calculates fair value as the sum of the projected discounted cash flows over a discrete six-year period plus an estimated terminal value. Significant assumptions include forecasted revenues, operating profit margins, and discount rates applied to the future cash flows based on the respective reporting unit's estimated weighted average cost of capital. In certain circumstances, we also may review a market approach in which a trading multiple is applied to either forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization) or anticipated proceeds of the reporting unit to arrive at the estimated fair value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded. The estimated fair value represents the amount we believe a reporting unit could be bought or sold for in a current transaction between willing parties on an arms-length basis.
Fiscal 2023 Impairment Charges: The fiscal 2023 annual review of reporting units performed in the fourth quarter did not result in an impairment. All reporting units exceeded the carrying value by more than 65%.
Fiscal 2022 Impairment Charges: In the fourth quarter of fiscal 2022, in conjunction with our annual goodwill impairment assessment, we recorded a $1 million goodwill impairment charge associated with the Cortland Industrial reporting unit. All other reporting units exceeded the carrying value by more than 60%.

Indefinite-lived intangibles (tradenames): Indefinite-lived intangible assets are also subject to annual impairment testing. On an annual basis or more frequently if a triggering event occurs, the fair value of indefinite-lived intangible assets, based on a relief of royalty valuation approach, are evaluated to determine if an impairment charge is required.
No impairment was recorded in fiscal 2023 and no material impairment was recorded in fiscal 2022 as a result of triggering events or the annual impairment review of indefinite-lived intangible assets.
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
Defined Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2023 and 2022, the discount rates on domestic benefit plans were 5.4% and 4.8%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds with equity based strategies, mutual funds with fixed income based strategies, and U.S treasury securities. The expected return on domestic benefit plan assets was 5.7% and 5.45% for the fiscal years ended August 31, 2023 and 2022, respectively. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2023 domestic benefit plan expense.
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
Interest Rate Risk—As of August 31, 2023, long term debt consisted of $16 million of borrowings under the revolving line of credit (variable rate debt) and $200 million of term loan debt bearing interest on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in a $1 million increase in financing costs for the fiscal year ended August 31, 2023.
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
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $26 million lower and operating profit would have been $2 million lower for the fiscal year ended August 31, 2023. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2023 financial position would result in a $38 million reduction to equity (accumulated other comprehensive loss), as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
Commodity Risk—We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials, such as steel and plastic resin are subject to price fluctuations which could have a negative impact on our results. We strive to timely pass along such commodity price increases to customers to avoid profit margin erosion.

Item 8.        Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enerpac Tool Group and Subsidiaries (the Company) as of August 31, 2023 and August 31, 2022, the related consolidated statements of earnings, comprehensive statement of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2023 and August 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 20, 2023 expressed an unqualified opinion thereon.

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
At August 31, 2023, the Company’s consolidated goodwill balance was $266.5 million. Goodwill associated with the IT&S segment was $255.3 million. As disclosed in Note 1 to the financial statements, Management tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In estimating fair value, management utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital.

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
October 20, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on Internal Control over Financial Reporting

We have audited Enerpac Tool Group Corp. and Subsidiaries’ internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enerpac Tool Group Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2023 and August 31, 2022, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the accompanying index at Item 15(a)(2) and our report dated October 20, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
October 20, 2023

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended August 31,
	2023	2022	2021
Net sales
Product	$490,629	$454,126	$411,888
Service & rental	107,575	117,097	116,772
Total net sales	598,204	571,223	528,660
Cost of products sold
Product	235,403	232,497	216,442
Service & rental	67,762	73,338	69,062
Total cost of products sold	303,165	305,835	285,504
Gross profit	295,039	265,388	243,156

Selling, general and administrative expenses	205,064	216,874	175,277
Amortization of intangible assets	5,112	7,306	8,176
Restructuring charges	7,096	8,135	2,392
Impairment & divestiture (benefit) charges	(6,155)	2,413	6,198
Operating profit	83,922	30,660	51,113
Financing costs, net	12,389	4,386	5,266
Other expense, net	2,635	2,282	1,872
Earnings before income tax expense	68,898	23,992	43,975
Income tax expense	15,249	4,401	3,763
Net earnings from continuing operations	53,649	19,591	40,212
Loss from discontinued operations, net of income taxes	(7,088)	(3,905)	(2,135)
Net earnings	$46,561	$15,686	$38,077

Earnings per share from continuing operations
Basic	$0.95	$0.33	$0.67
Diluted	$0.94	$0.33	$0.67

Loss per share from discontinued operations
Basic	$(0.13)	$(0.07)	$(0.04)
Diluted	$(0.12)	$(0.07)	$(0.04)

Earnings per share
Basic	$0.82	$0.26	$0.63
Diluted	$0.82	$0.26	$0.63

Weighted average common shares outstanding
Basic	56,680	59,538	60,024
Diluted	57,117	59,909	60,403

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2023	2022	2021
Net income	$46,561	$15,686	$38,077
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12,887	(46,092)	5,910
Cash flow hedges	(375)	—	—
Pension and other postretirement benefit plans	1,239	4,115	1,830
Total other comprehensive income (loss), net of tax	13,751	(41,977)	7,740
Comprehensive income (loss)	$60,312	$(26,291)	$45,817

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2023	2022
A S S E T S
Current assets
Cash and cash equivalents	$154,415	$120,699
Accounts receivable, net	97,649	106,747
Inventories, net	74,765	83,672
Other current assets	28,811	31,262
Total current assets	355,640	342,380
Property, plant and equipment, net	38,968	41,372
Goodwill	266,494	257,949
Other intangible assets, net	37,338	41,507
Other long-term assets	64,157	74,104
Total assets	$762,597	$757,312

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Trade accounts payable	$50,483	$72,524
Accrued compensation and benefits	33,194	21,390
Current maturities of long-term debt	3,750	—
Short-term debt	—	4,000
Income taxes payable	3,771	4,594
Other current liabilities	56,922	50,680
Total current liabilities	148,120	153,188
Long-term debt, net	210,337	200,000
Deferred income taxes	5,667	7,355
Pension and postretirement benefit liabilities	10,247	11,941
Other long-term liabilities	61,606	66,217
Total liabilities	435,977	438,701
Commitments and contingencies (Note 16)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,760,798 and 83,397,458 shares, respectively	16,752	16,679
Additional paid-in capital	220,472	212,986
Treasury stock, at cost, 28,772,715 and 26,558,965 shares, respectively	(800,506)	(742,844)
Retained earnings	1,011,112	966,751
Accumulated other comprehensive loss	(121,210)	(134,961)
Stock held in trust	(3,484)	(3,209)
Deferred compensation liability	3,484	3,209
Total shareholders' equity	326,620	318,611
Total liabilities and shareholders' equity	$762,597	$757,312

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2023	2022	2021
Operating Activities
Net earnings	$46,561	$15,686	$38,077
Less: Net loss from discontinued operations	(7,088)	(3,905)	(2,135)
Net earnings from continuing operations	53,649	19,591	40,212
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities - continuing operations:
Impairment & divestiture (benefit) charges, net of tax effect	(6,155)	2,413	5,586
Depreciation and amortization	16,313	19,600	21,611
Stock-based compensation expense	8,574	13,619	9,215
Provision (benefit) for deferred income taxes	460	(5,291)	9,639
Amortization of debt issuance costs	902	480	480
Provision for bad debts	803	13,856	—
Other non-cash charges (benefits)	1,569	(344)	(9,172)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	5,169	(23,753)	(19,113)
Inventories	4,539	(16,036)	(5,857)
Trade accounts payable	(21,867)	9,658	16,695
Prepaid expenses and other assets	(3,764)	12,545	(18,812)
Income tax accounts	9,933	4,022	(4,293)
Accrued compensation and benefits	11,288	1,267	3,631
Other accrued liabilities	(2,840)	619	5,038
Cash provided by operating activities - continuing operations	78,573	52,246	54,860
Cash used in operating activities - discontinued operations	(970)	(510)	(677)
Cash provided by operating activities	77,603	51,736	54,183

Investing Activities
Capital expenditures	(9,400)	(8,417)	(12,019)
Proceeds from sale of property, plant and equipment	685	1,176	22,409
Proceeds from company owned life insurance policies	—	—	2,911
Proceeds from sale of business, net of transaction costs	20,057	—	—
Cash provided by (used in) investing activities - continuing operations	11,342	(7,241)	13,301
Cash provided by (used in) investing activities	11,342	(7,241)	13,301

Financing Activities
Borrowings on revolving credit facility	69,000	85,000	10,000
Principal repayments on revolving credit facility	(53,000)	(60,000)	(90,000)
Swingline (repayments) borrowings, net	(4,000)	4,000	—
Principal repayments on term loan	(1,250)	—	—
Proceeds from issuance of term loan	200,000	—	—
Payment for redemption of revolver	(200,000)	—	—
Payment of debt issuance costs	(2,486)	—	—
Purchase of treasury shares	(57,662)	(75,112)	—
Stock options, taxes paid related to the net share settlement of equity awards & other	(1,458)	(3,681)	128
Payment of cash dividend	(2,274)	(2,409)	(2,394)
Cash used in financing activities - continuing operations	(53,130)	(52,202)	(82,266)
Cash provided by financing activities - discontinued operations	—	—	750
Cash used in financing activities	(53,130)	(52,202)	(81,516)

Effect of exchange rate changes on cash	(2,099)	(11,946)	2,214
Net increase (decrease) from cash and cash equivalents	33,716	(19,653)	(11,818)
Cash and cash equivalents - beginning of period	120,699	140,352	152,170
Cash and cash equivalents - end of period	$154,415	$120,699	$140,352
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2020	82,594	$16,519	$193,492	$(667,732)	$917,671	$(100,724)	$(2,562)	$2,562	$359,226
Net earnings	—	—	—	—	38,077	—	—	—	38,077
Other comprehensive income, net of tax	—	—	—	—	—	7,740	—	—	7,740
Stock contribution to employee benefit plans and other	17	4	359	—	—	—	—	—	363
Vesting of equity awards	282	56	(56)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,409)	—	—	—	(2,409)
Stock based compensation expense	—	—	9,215	—	—	—	—	—	9,215
Stock option exercises	104	20	2,188	—	—	—	—	—	2,208
Tax effect related to net share settlement of equity awards	—	—	(2,445)	—	—	—	—	—	(2,445)
Stock issued to, acquired for and distributed from rabbi trust	25	5	218	—	—	—	(505)	505	223
Balance at August 31, 2021	83,022	16,604	202,971	(667,732)	953,339	(92,984)	(3,067)	3,067	412,198
Net earnings	—	—	—	—	15,686	—	—	—	15,686
Other comprehensive loss, net of tax	—	—	—	—	—	(41,977)	—	—	(41,977)
Stock contribution to employee benefit plans and other	15	3	266	—	—	—	—	—	269
Vesting of equity awards	350	70	(70)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,274)	—	—	—	(2,274)
Treasury stock repurchases	—	—	—	(75,112)	—	—	—	—	(75,112)
Stock based compensation expense	—	—	13,619	—	—	—	—	—	13,619
Tax effect related to net share settlement of equity awards	—	—	(3,950)	—	—	—	—	—	(3,950)
Stock issued to, acquired for and distributed from rabbi trust	10	2	150	—	—	—	(142)	142	152
Balance at August 31, 2022	83,397	16,679	212,986	(742,844)	966,751	(134,961)	(3,209)	3,209	318,611
Net earnings	—	—	—	—	46,561	—	—	—	46,561
Other comprehensive income, net of tax	—	—	—	—	—	13,751	—	—	13,751
Stock contribution to employee benefit plans and other	9	2	191	—	—	—	—	—	193
Vesting of equity awards	273	54	(54)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,200)	—	—	—	(2,200)
Treasury stock repurchases	—	—	—	(57,662)	—	—	—	—	(57,662)
Stock based compensation expense	—	—	8,699	—	—	—	—	—	8,699
Stock option exercises	43	8	965	—	—	—	—	—	973
Tax effect related to net share settlement of equity awards	—	—	(2,624)	—	—	—	—	—	(2,624)
Stock issued to, acquired for and distributed from rabbi trust	39	9	309	—	—	—	(275)	275	318
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Nature of Operations: Enerpac Tool Group Corp. (the “Company”) is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company has one reportable segment, Industrial Tools & Services ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the infrastructure, industrial maintenance, repair and operations, oil & gas, mining, alternative and renewable energy, civil construction and other markets.
Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. The terms the "Company," "we," and "our" refer to Enerpac Tool Group Corp. and its subsidiaries, unless the context requires that such terms refer only to Enerpac Tool Group Corp. Reference to fiscal years, such as "fiscal 2023," are to the fiscal year ending on August 31 of the specified year.
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment.This divestiture represented a strategic shift in our operations,and accordingly the results of the former EC&S segment through the date of divestiture and subsequent impacts to the financial results from retained liabilities are recorded in "Loss from discontinued operations, net of income taxes" within the Consolidated Statements of Earnings.
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment.
Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead. A portion of inventory is recorded on the first-in, first-out or average cost method and is stated at the lower of cost or net realizable value. A portion of U.S. owned inventory is determined using the last-in, first-out (“LIFO”) method (48.1% and 51.7% of total inventories as of August 31, 2023 and 2022, respectively). If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $17.6 million and $19.0 million at August 31, 2023 and 2022, respectively.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets which are rented to customers of the IT&S segment. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Depreciation expense was $11.2 million, $12.3 million and $13.4 million for the years ended August 31, 2023, 2022 and 2021, respectively. The following is a summary of the Company's components of property, plant and equipment (in thousands):

	August 31,
	2023	2022
Land, buildings and improvements	$14,070	$14,121
Machinery and equipment	136,566	141,571
Gross property, plant and equipment	150,636	155,692
Less: Accumulated depreciation	(111,668)	(114,320)
Property, plant and equipment, net	$38,968	$41,372
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
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for fiscal 2023 and 2022 (in thousands):

	2023	2022
Beginning balance	$1,140	$1,300
Provision for warranties	418	887
Warranty payments and costs incurred	(723)	(911)
Warranty activity for divested businesses	(10)	—
Impact of changes in foreign currency rates	31	(136)
Ending balance	$856	$1,140
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
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for doubtful accounts based on historical experience and a review

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
of its existing receivables. Accounts receivable are stated net of an allowance for doubtful accounts of $16.8 million and $17.5 million at August 31, 2023 and 2022, respectively.
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
Research and Development Costs: Research and development costs consist primarily of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $9.0 million, $7.3 million and $7.4 million in fiscal 2023, 2022 and 2021, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $2.1 million, $1.5 million and $1.8 million in fiscal 2023, 2022 and 2021, respectively.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $2.6 million, $1.3 million and $0.7 million for fiscal 2023, 2022 and 2021, respectively.
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
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2023	2022
Foreign currency translation adjustments	$102,268	$116,078
Pension and other postretirement benefit plans	18,394	18,883
Cash flow hedges	548	—
Accumulated other comprehensive loss	$121,210	$134,961
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over-time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and rope solutions are recorded when control is transferred to the customer (i.e., performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. For certain other products that are highly customized and have a limited alternative use, and for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with these custom products. For a majority of these customized products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
Service & Rental Sales: Service contracts consist of providing highly trained technicians to perform bolting, technical services, machining and joint-integrity work for our customers. These revenues are recognized over time as our customers simultaneously receive and consume the benefits provided by the Company. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with service contracts. For a majority of the Company’s service contracts, labor hours (efforts-expended measurement) is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred. Revenue from rental contracts (less than one year and non-customized products) is generally recognized ratably over the contract term, depicting the customer’s consumption of the benefit related to the rental equipment.
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 15, "Business Segment, Geographic and Customer Information" for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Year Ended August 31,
	2023	2022	2021
Revenues recognized at point in time	$482,506	$442,832	$396,457
Revenues recognized over time	115,698	128,391	132,203
Total	$598,204	$571,223	$528,660
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	August 31,
	2023	2022
Receivables, which are included in accounts receivable, net	$97,649	$106,747
Contract assets, which are included in other current assets	3,989	2,397
Contract liabilities, which are included in other current liabilities	2,927	2,804
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
amount of receivables that will not be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $16.8 million and $17.5 million at August 31, 2023 and 2022, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of August 31, 2023 and 2022, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. During the year ended August 31, 2022, the Company recorded through bad debt expense (included in "Selling, general and administrative expenses" ("SG&A expenses") in the Condensed Consolidated Statements of Earnings) a reserve of $13.2 million based on the consideration of the factors listed below, which fully reserves for the outstanding account receivable balance for this agent. The allowance for doubtful accounts for this particular agent as of August 31, 2023 represents management's best estimate of the amount probable of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of August 31, 2023 the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 11.3% of the Company's outstanding accounts receivable. As of August 31, 2023, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of August 31, 2023, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that the $2.9 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the launch of ASCEND, a new transformation program focused on driving accelerated earnings growth and efficiency across the business with the goal of delivering an estimated incremental $40 to $50 million of annual operating profit once fully implemented. In March 2023, the Company announced this estimate had been revised to an incremental $50 to $60 million of annual operating profit as a result of additional ASCEND initiatives and high success rate. As part of ASCEND, the Company is focusing on the following key initiatives: (i) accelerating organic growth go-to-market strategies, (ii) improving operational excellence and production efficiency by utilizing a lean approach and (iii) driving greater efficiency and productivity in SG&A expenses by better leveraging resources to create a more efficient and agile organization.
The Company is implementing the program and originally anticipated investing approximately $60 to $65 million and in March 2023 anticipated that this investment would increase to $70 to $75 million (as disclosed in Note 4, "Restructuring Charges," approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs (which incentives are not available for the senior management team). Total program expenses were approximately $43.1 million and $16.7 million for the year ended August 31, 2023 and 2022. Of the total ASCEND program expenses for the year ended August 31, 2023, $34.5 million were recorded within SG&A expenses and $0.9 million recorded within cost of goods sold and $7.7 million were recorded within restructuring expenses (see Note 4, "Restructuring Charges," below). Of the total ASCEND program expenses for the year ended August 31, 2022, $13.6 million were recorded within SG&A expenses and $3.1 million were recorded within restructuring expenses (see Note 4, "Restructuring Charges," below). For fiscal 2024, we expect to incur $10 to $15 million of ASCEND transformation program costs, this range is inclusive of $3 to $5 million of restructuring costs.
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
During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure. In the third quarter of fiscal 2020, the Company announced the expansion and revision of this plan, which further simplified and flattened the corporate structure through elimination of redundancies between the segment and corporate functions, while enhancing our commercial and marketing processes to become even closer to our customers. Upon assessment of the Company's operating structure by the Company's new President & Chief Executive Officer (hired effective October 2021), the Company recorded a benefit of less than $0.1 million and $5.2 million of charges for the year ended August 31, 2023, and 2022, respectively, in order to further simplify and streamline the organizational structure. Restructuring charges associated with the fiscal 2019 plan were $2.1 million for the year ended August 31, 2021. The total cumulative charges for the 2019 plan, which ended in the third quarter of fiscal 2022, were $18.0 million.
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10.0 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The costs of this updated plan (which includes the amounts for the plan approved in June) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal 2024. For the year ended August 31, 2023 and 2022, the Company recorded $7.7 million and $3.1 million of restructuring charges associated with the ASCEND transformation program.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following summarizes restructuring reserve activity for the IT&S segment and Corporate (which for the year ended August 31, 2023 excludes $0.6 million of charges associated with ASCEND transformation plan for Corporate, and for the year ended August 31, 2022 excludes $0.8 million and $0.5 million of charges associated with the 2019 Plan for IT&S and Corporate, respectively, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) (in thousands):

	Year Ended August 31, 2023
	2019 Plan		ASCEND Plan
	IT&S	Corporate	IT&S	Corporate
Balance as of August 31, 2022	$212	$6	$2,008	$797
Restructuring charges	(32)	(6)	6,035	1,054
Cash payments	(99)	—	(5,453)	(1,779)
Other non-cash uses of reserve	(84)	—	(498)	—
Impact of changes in foreign currency rates	3	—	146	2
Balance as of August 31, 2023	$—	$—	$2,238	$74

	Year Ended August 31, 2022
	2019 Plan		ASCEND Plan
	IT&S	Corporate	IT&S	Corporate
Balance as of August 31, 2021	$1,737	$26	$—	$—
Restructuring charges	2,812	1,052	2,228	824
Cash payments	(4,212)	(1,072)	(220)	(27)
Impact of changes in foreign currency rates	(125)	—	—	—
Balance as of August 31, 2022	$212	$6	$2,008	$797
Total restructuring charges (inclusive of the Other operating segment) for the year ended August 31, 2023 were $7.7 million which included approximately $0.6 million of charges being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported on "Restructuring charges." Total restructuring charges (inclusive of the Other operating segment) being reported in "Restructuring charges" were $8.1 million and $2.4 million for the year ended August 31, 2022 and 2021, respectively.
Note 5. Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former EC&S segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of "Loss from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Earnings for all periods presented. All discontinued operations activity included within the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Consolidated Statements of Earnings (in thousands):

	Year Ended August 31,
	2023	2022	2021
Selling, general and administrative expenses	10,069	4,842	1,456
Impairment & divestiture benefit	(1,530)	—	—
Operating loss	(8,539)	(4,842)	(1,456)
Other income, net	372	—	—
Loss before income tax benefit	(8,911)	(4,842)	(1,456)
Income tax (benefit) loss	(1,823)	(937)	679
Loss from discontinued operations, net of income taxes	$(7,088)	$(3,905)	$(2,135)
Other Divestiture Activities
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment, for net cash proceeds of $20.1 million. In connection with the completion of the sale, the Company recorded a net gain of $6.2 million. The historical results of the Cortland Industrial business (which had net sales of $22.7 million, $26.2 million, and $23.7 million for the year ended August 31, 2023, 2022 and 2021, respectively) are not material to the consolidated financial results.
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2023 and 2022 by operating segment are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2021	$265,087	$12,506	$277,593
Impairment charge	—	(1,297)	(1,297)
Impact of changes in foreign currency rates	(18,347)	—	(18,347)
Balance as of August 31, 2022	246,740	11,209	257,949
Impact of changes in foreign currency rates	8,546	—	8,546
Balance as of August 31, 2023	$255,285	$11,209	$266,494
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2023			August 31, 2022
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$108,292	$95,395	$12,897	$135,101	$117,275	$17,826
Patents	13	9,769	9,210	559	13,708	13,104	604
Trademarks and tradenames	14	2,734	2,197	537	3,132	2,329	803
Indefinite lived intangible assets:
Tradenames	N/A	23,345	—	23,345	22,274	—	22,274
		$144,140	$106,802	$37,338	$174,215	$132,708	$41,507
The Company estimates amortization expense for future years to be: $3.3 million in fiscal 2024, $2.9 million in fiscal 2025, $1.9 million in fiscal 2026, $1.8 million in fiscal 2027, $1.6 million in fiscal 2028 and $2.5 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Fiscal 2023 Impairment Charges
In conjunction with our annual goodwill impairment assessment, the Company did not record any charges in fiscal 2023.
Fiscal 2022 Impairment Charges
The carryover effects from the COVID-19 pandemic coupled with current year labor, supply chain and inflation challenges had a more than anticipated effect on the Cortland Industrial business. Therefore, in conjunction with our annual goodwill impairment assessment, the Company recognized a $1.3 million goodwill impairment charge associated with the Cortland Industrial reporting unit (Other operating segment) within "Impairment & divestiture (benefit) charges" in the Consolidated Statements of Earnings.
In addition, during fiscal 2022, the Company recorded an impairment charge of $1.1 million on indefinite lived intangible assets; $0.8 million of which was related to a customer relationship intangible asset whereby the Company ceased operations in the country associated with said customers and $0.3 million of which was related to tradename intangible asset on a discontinued secondary brand.
Note 7.    Debt
The following is a summary of the Company’s indebtedness (in thousands):

	August 31,
	2023	2022
Previous Senior Credit Facility
Short-term debt	$—	$4,000
Revolver	—	200,000
New Senior Credit Facility
Revolver	16,000	—
Term Loan	198,750	—
Total Senior Indebtedness	214,750	204,000
Less: Current maturities of long-term debt	(3,750)	—
Short-term debt	—	(4,000)
Debt issuance costs	(663)	—
Total long-term debt, less current maturities	$210,337	$200,000
Senior Credit Facility
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. The new facility replaces LIBOR with adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit under the previous senior credit facility ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. Borrowings under the new facility initially bore interest at adjusted term SOFR plus 1.125% per annum.
The new facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the new facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all financial covenants under the new facility at August 31, 2023.
The previous senior credit facility provided the option for future expansion, subject to certain conditions, through a $300 million accordion. Borrowings under the previous senior credit facility bore interest at a variable rate based on LIBOR or a base rate, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 0.125% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee was payable quarterly on the average unused amount of the revolving line of credit under the previous senior credit facility ranging from 0.15% to 0.3% per annum, based on the Company's net leverage.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
At August 31, 2023, under the new senior credit facility, there were $200 million in borrowings outstanding under the term loans, $16.0 million in borrowings outstanding under the revolving line of credit and $381.5 million available for borrowing under the revolving line of credit facility after reduction for $2.5 million of outstanding letters of credit issued under the facility.
Prior to this refinancing, the Company's previous senior credit facility matured in March 2024, and provided a $400 million revolving line of credit, a $200 million term loan and the option for expansion, subject to certain conditions, through a $300 million accordion. Borrowings bore interest at a variable rate based on LIBOR or a base rate, ranging from 1.125% to 2.00% in the case of loans bearing interest at LIBOR and from 0.125% to 1.00% in the case of loans bearing interest at the base rate. In addition, a non-use fee was payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. The previous senior credit facility contained two financial covenants, which were a maximum leverage ratio of 3.75:1 and a minimum interest coverage ratio of 3.5:1. Certain transactions resulted in adjustments to the underlying ratios, including an increase to the leverage ratio from 3.75 to 4.25 during the four fiscal quarters after a significant acquisition.
Cash Paid for Interest
The Company made cash interest payments of $10.6 million, $3.1 million and $3.7 million in fiscal 2023, 2022 and 2021, respectively.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2023 and 2022 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of less than $0.1 million at both August 31, 2023 and 2022. The fair value of the Company's interest rate swap (see Note 9, “Derivatives”, for further information on the Company's interest rate swap) was an asset of $0.7 million at August 31, 2023. The fair value of the Company's net investment hedge (see Note 9, “Derivatives” for further information on the Company's net investment hedge) was a liability of $1.2 million at August 31, 2023. The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
As discussed in Note 6, “Goodwill, Intangible Assets and Long-Lived Assets”, the Company recorded impairments to intangibles and goodwill in the years ended August 31, 2023 and 2022. The fair value of the goodwill, tradenames, customer relationships and patents acquired and/or impaired were determined utilizing generally accepted valuation techniques, specifically, forecasting future revenues and/or using a market royalty rate. The fair value of property, plant and equipment were also determined utilizing generally accepted valuation techniques, specifically utilizing an approach of assessing the replacement/reproduction cost of a new asset and adjusting for the asset's current physical deterioration. These valuations represent Level 3 assets measured at fair value on a nonrecurring basis.
Note 9.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $13.8 million and $16.7 million at August 31, 2023 and 2022, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of less than $0.1 million at August 31, 2023 and 2022. Net foreign currency loss (gain)

(included in "Other expense, net" in the Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2023	2022	2021
Foreign Currency loss (gain)	$945	$(319)	$(63)
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of $0.5 million for the year ended August 31, 2023, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of August 31, 2023, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net loss of $0.9 million for the year ended August 31, 2023, is recorded in other comprehensive income (loss).
The Company was the fixed-rate payor on an interest rate swap contract that fixed the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million of the Company's LIBOR-based variable rate borrowings on the revolving line of credit under its prior senior credit facility. The contract carried a fixed rate of 0.259% and expired in August 2021. The swap agreement qualified as a hedging instrument and was designated as a cash flow hedge of forecasted LIBOR-based interest payments. The change in the fair value of the interest rate swap, a gain of $0.1 million in the year ended August 31, 2021 was recorded in other comprehensive income (loss).
Note 10.    Leases
As of August 31, 2023, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have significant finance leases during the year ended August 31, 2023. Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
During the year ended August 31, 2021, the Company sold and subsequently leased back a portion of its manufacturing facility in China as part of a global footprint rationalization initiative. In connection with the transaction, the Company recognized a gain of $10.0 million. The gain is recorded in "Selling, general and administrative expenses" within the Consolidated Statements of Earnings and in "Other non-cash charges (benefits)" within the Consolidated Statements of Cash Flows. The Company also incurred $4.6 million of closing related costs and value-added and land taxes associated with this transaction also included in "Selling, general and administrative expenses" within the Consolidated Statements of Earnings.
The components of lease expense for the year ended August 31, 2023 and 2022 were as follows (in thousands):

	Year Ended August 31,
	2023	2022	2021
Lease Cost:
Operating lease cost	$13,155	$14,316	$15,170
Short-term lease cost	2,318	1,714	1,611
Variable lease cost	4,411	3,609	3,086

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Supplemental cash flow and other information related to leases for the year ended August 31, 2023 and 2022 were as follows (in thousands):

	Year Ended August 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,153	$14,166	$15,240

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,654	4,584	9,197
Supplemental balance sheet information related to leases at August 31, 2023 and 2022 were as follows (in thousands):

	August 31,
	2023	2022
Operating leases:
Other long-term assets	$37,714	$43,273

Other current liabilities	9,786	10,709
Other long-term liabilities	29,245	33,477
Total operating lease liabilities	$39,031	$44,186

Weighted Average Remaining Lease Term:
Operating leases	6.5 years	6.4 years

Weighted Average Discount Rate:
Operating leases	5.0%	4.4%
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2023 is as follows (in thousands):

Operating Leases
2024	$11,368
2025	9,533
2026	6,650
2027	3,687
2028	3,131
Thereafter	11,540
Total minimum lease payments	45,909
Less imputed interest	(6,878)
Present value of net minimum lease payments	$39,031

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2023	2022
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$37,135	$47,147
Interest cost	1,694	1,165
Actuarial (gain) loss	(2,337)	(8,197)
Benefits paid	(3,288)	(2,980)
Benefit obligation at end of year	$33,204	$37,135
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$31,166	$39,696
Actual return on plan assets	545	(5,658)
Company contributions	108	108
Benefits paid from plan assets	(3,289)	(2,980)
Fair value of plan assets at end of year	28,530	31,166
Funded status of the plans (underfunded)	$(4,674)	$(5,969)
The following table provides detail on the Company’s domestic net periodic benefit expense (in thousands):

	Year ended August 31,
	2023	2022	2021
Interest cost	$1,694	$1,165	$1,156
Expected return on assets	(1,984)	(2,060)	(1,610)
Amortization of actuarial loss	878	1,219	1,322
Net periodic benefit expense	$588	$324	$868
As of August 31, 2023 and 2022, $16.9 million and $18.3 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2024, $0.9 million of these actuarial losses are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2023	2022	2021
Assumptions for benefit obligations:
Discount rate	5.40%	4.75%	2.55%
Assumptions for net periodic benefit cost:
Discount rate	4.75%	2.55%	2.40%
Expected return on plan assets	5.70%	5.45%	4.20%
The Company's objective for its pension plan is to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. In fiscal 2023, the plan assets were invested in a mix of 60% duration-matched fixed income securities and 40% equity securities. During fiscal 2022, the plan portfolio was invested in 50% fixed income securities and 50% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2023, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 5.70%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market and our 50% investment mix between fixed income and equity securities.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The U.S. pension plan investment allocations by asset category were as follows (dollars in thousands):

	Year Ended August 31,
	2023	%	2022	%
Cash and cash equivalents	$51	0.2%	$—	—%
Income receivable	40	0.1	31	0.1
Fixed income securities:
U.S. Treasury Securities	4,659	16.3	4,852	15.6
Corporate Bonds	—	—	—	—
Mutual funds	11,269	39.5	11,395	36.6
	15,928	55.8	16,247	52.2
Equity securities:
Mutual funds	12,511	43.9	14,888	47.7
Total plan assets	$28,530	100.0%	$31,166	100.0%
The fair value of mutual funds are based on unadjusted quoted market prices and therefore are classified as Level 1 within the fair value hierarchy under US GAAP. U.S. Treasury Securities and Corporate Bonds are valued using Level 2 inputs, as defined in Note 8, “Fair Value Measurements.”
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $2.9 million for fiscal 2024, $3.0 million per year for each of the next three years, $2.9 million for fiscal 2028 and $13.4 million in aggregate for the following five years. The Company plans to make a contribution of $0.4 million to the U.S. pension plans in September of fiscal 2024. The Company did not make a contribution to the plan in fiscal 2023 or fiscal 2022.
Foreign Defined Benefit Pension Plans
The Company has seven significant foreign defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the foreign defined benefit pension plans are inactive and no longer earning additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s significant foreign defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2023	2022
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$8,017	$14,421
Employer service costs	60	90
Interest cost	306	159
Actuarial gain	(494)	(3,859)
Benefits paid	(256)	(200)
Settlements	(213)	(480)
Currency impact	665	(2,114)
Benefit obligation at end of year	$8,085	$8,017
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$6,208	$9,396
Actual return on plan assets	(359)	(1,159)
Company contributions	286	44
Benefits paid from plan assets	(469)	(680)
Currency impact	529	(1,393)
Fair value of plan assets at end of year	6,195	6,208
Funded status of the plans (underfunded)	$(1,889)	$(1,808)

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following table provides detail on the Company’s foreign net periodic benefit expense (in thousands):

	Year ended August 31,
	2023	2022	2021
Employer service costs	$60	$90	$116
Interest cost	306	159	198
Expected return on assets	(245)	(316)	(347)
Amortization of net prior service credit	3	3	4
Amortization of net loss	10	112	139
Settlement	37	145	—
Net periodic benefit expense	$171	$193	$110

The weighted average discount rate utilized for determining the benefit obligation at August 31, 2023 and 2022 was 4.3% and 3.6%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 3.7%. During fiscal 2024, the Company does not anticipate contributing to these pension plans.
Projected benefit payments to participants in the these foreign plans are $0.3 million in each fiscal 2024, 2025, 2026 and 2027, $0.4 million in fiscal 2028 and $2.2 million in aggregate for the following five years.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $1.7 million and $1.9 million at August 31, 2023 and 2022, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 7.0%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of $0.1 million in both years ended August 31, 2023 and 2022 and $0.2 million for the year ended August 31, 2021. Benefit payments from the plan are funded through participant contributions and Company contributions. Benefit payments are projected to be $0.2 million in fiscal 2024.
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
While contributions vary, the Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of the end of the plan year. The discretionary contribution has a three-year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2023. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of its Class A common stock and contributed into each eligible participant’s deferred compensation plan. The Company has not contributed in fiscal 2023, 2022 or fiscal 2021. Expense recognized related to the 401(k) plan totaled $2.1 million, $2.2 million and $1.1 million for the years ended August 31, 2023, 2022 and 2021, respectively.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $1.0 million and $1.1 million obligation at August 31, 2023 and 2022, respectively. Expense recognized for the SERP Plan was $0.2 million in each of fiscal 2023 and 2022 and $0.1 million in fiscal 2021.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation and restricted stock units vesting in order to provide future savings benefits. Eligibility is limited to employees who earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, a defined set of mutual funds, and/or, with respect to deferrals of restricted stock units, in Company

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
common stock. The fixed income and mutual fund portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $11.0 million and $12.9 million are included in the Consolidated Balance Sheets at August 31, 2023 and 2022, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $0.9 million, $0.7 million and $1.2 million for the years ended August 31, 2023, 2022 and 2021, respectively, for the non-funded return on participant deferrals. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Because no investment diversification is permitted within the trust, changes in fair value of the Company's common stock are not recognized.
Note 12.    Income Taxes
Earnings before income taxes from continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2023	2022	2021
Domestic	$26,442	$10,176	$1,292
Foreign	42,456	13,816	42,683
	$68,898	$23,992	$43,975
Both domestic and foreign pre-tax earnings from continuing operations are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2023, domestic earnings included non-cash impairment and other divestiture benefits of $6.2 million. In fiscal 2022, domestic and foreign earnings included non-cash impairment and other divestiture charges of $1.3 million and $1.1 million, respectively. In fiscal 2021, domestic and foreign earnings included $4.7 million and $1.5 million of non-cash impairment and other divestiture benefits, respectively. Substantially all of the non-cash impairment and other divestiture charges (benefits) did not result in a tax expense (benefit).
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2023	2022	2021
Currently payable:
Federal	$5,181	$1,765	$(18,243)
Foreign	9,240	7,824	12,441
State	319	164	539
	14,740	9,753	(5,263)
Deferred:
Federal	(2,935)	1,580	9,677
Foreign	3,806	(7,538)	185
State	(362)	606	(836)
	509	(5,352)	9,026
Income tax expense	$15,249	$4,401	$3,763

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal effect	0.7	2.3	(0.2)
Tax on foreign earnings (1)	6.0	1.3	2.8
Foreign derived intangible income deduction	(3.1)	(4.5)	(3.2)
Compensation adjustment	1.5	6.6	3.1
Impairment and other divestiture charges	—	1.1	1.6
Valuation allowance additions and releases	(0.8)	2.1	7.1
Changes in liability for unrecognized tax benefits	(0.1)	3.4	(18.5)
U.S. legislative changes, net impact	—	—	(9.8)
Taxable liquidation of subsidiaries (2)	0.1	(11.4)	—
Foreign non-deductible expenses	1.7	8.5	1.2
Changes in tax rates	(2.0)	(3.6)	(3.4)
Audits and adjustments (3)	(2.9)	(6.7)	8.0
Research and development tax credit	(0.7)	(2.5)	(1.8)
Other items	0.7	0.7	0.7
Effective income tax rate	22.1%	18.3%	8.6%
(1) The Company generated $1.6 million, $0.2 million and $1.1 million of U.S. tax on non-U.S. earnings, net of foreign tax credits for fiscal 2023, 2022 and 2021, respectively.
(2) During fiscal 2022, the Company generated a net benefit of $2.7 million as a result of taxable liquidations of subsidiaries.
(3) During fiscal 2023 and fiscal 2022, the Company generated $2.0 million and $1.6 million of tax benefit related to audits and adjustments as compared to a tax expense of $3.5 million in fiscal 2021.
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2023	2022
Deferred income tax assets:
Operating loss and tax credit carryforwards	$70,933	$78,717
Compensation related liabilities	7,372	6,002
Postretirement benefits	5,224	5,995
Inventory	1,715	2,780
Lease liabilities	8,594	9,637
Research and development capitalization	4,544	—
Book reserves and other items	6,548	9,873
Total deferred income tax assets	104,930	113,004
Valuation allowance	(61,432)	(61,630)
Net deferred income tax assets	43,498	51,374
Deferred income tax liabilities:
Depreciation and amortization	(23,844)	(30,149)
Lease assets	(8,594)	(9,637)
Other items	(1,020)	(1,024)
Deferred income tax liabilities	(33,458)	(40,810)
Net deferred income tax asset (1)	$10,040	$10,564
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $15.7 million and $17.9 million for fiscal 2023 and 2022, respectively, is included in "Other long-term assets" and a liability of $5.7 million and $7.3 million for fiscal 2023 and 2022, respectively, is included in "Deferred income taxes".
The Company has $68.6 million and $2.5 million of gross state net operating loss and credit carryforwards, respectively, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2043. The Company also has $79.4 million and $7.7 million of foreign loss and credit carryforwards, respectively, and $1.8 million of U.S. credit carryforwards which are available to reduce certain future foreign and U.S. tax liabilities. The

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
majority of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2030. The U.S. credit carryforwards expire at various times through 2033. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.
The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes that would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of $2.6 million would have been necessary as of August 31, 2023.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2023	2022	2021
Beginning balance	$15,380	$15,658	$23,205
Increases based on tax positions related to the current year	279	433	381
Increase for tax positions taken in a prior period	—	1,084	7
Decrease for tax positions taken in a prior period	(56)	(57)	—
Decrease due to lapse of statute of limitations	(951)	(1,271)	(7,931)
Decrease due to settlements	—	(31)	—
Changes in foreign currency exchange rates	102	(436)	(4)
Ending balance	$14,754	$15,380	$15,658
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2023, 2022 and 2021, the Company recognized $5.2 million, $4.5 million and $3.9 million, respectively, for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2011. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $3.1 million throughout fiscal 2024.
Cash paid for income taxes, net of refunds, totaled $2.7 million, $5.7 million and $7.8 million during the years ended August 31, 2023, 2022 and 2021, respectively.
Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2023 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 83,760,798 and 54,988,083 shares were issued and outstanding, respectively; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 2,213,750 shares of its common stock for $57.7 million during the year ended August 31, 2023. As of August 31, 2023, the maximum number of shares that may yet be purchased under this new program is 4,026,515. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 28,772,715 shares of common stock for $800.5 million.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Earnings Per Share
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2023	2022	2021
Numerator:
Net earnings from continuing operations	$53,649	$19,591	$40,212
Net loss from discontinued operations	(7,088)	(3,905)	(2,135)
Net earnings	$46,561	$15,686	$38,077
Denominator:
Weighted average common shares outstanding - basic	56,680	59,538	60,024
Net effect of dilutive securities - stock based compensation plans	437	371	379
Weighted average common shares outstanding - diluted	57,117	59,909	60,403

Earnings per common share from continuing operations:
Basic	$0.95	$0.33	$0.67
Diluted	$0.94	$0.33	$0.67

Loss per common share from discontinued operations:
Basic	$(0.13)	$(0.07)	$(0.04)
Diluted	$(0.12)	$(0.07)	$(0.04)

Earnings per common share:
Basic	$0.82	$0.26	$0.63
Diluted	$0.82	$0.26	$0.63

Anti-dilutive securities- stock based compensation plans (excluded from earnings per share calculation)	891	946	880
Note 14.    Stock Plans
Share based awards may be granted to key employees and directors under the Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020) (the “Plan”). A total of 7,825,000 shares of Class A common stock have been authorized for issuance under the Plan (including 3,500,000 shares that were authorized for issuance at the January 2021 annual meeting) plus shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of awards under our previously registered stock plans outstanding at the time the Plan was first approved by the Company's shareholders. At August 31, 2023, 3,365,219 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to fiscal 2017 generally have similar vesting provisions as options, while grants thereafter generally vest in equal installments over a three-year period. The Performance Shares include a three-year performance period. For awards of Performance Shares granted in the year ended August 31, 2021, payout under the awards is based on the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrial index. For the awards of Performance Shares granted in the year ended August 31, 2022, payout under the awards is based 50% on the relative TSR metric and 50% on the Company's three-year average return on invested capital. For awards of Performance Shares granted in the year ended August 31, 2023, payout under the awards is based 33.3% on the relative TSR metric, 33.3% on the Company's adjusted earnings per share and 33.3% on the Company's three-year average return on invested capital. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of restricted stock units and performance shares activity during fiscal 2023 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2022	1,098,026	$20.73
Granted	571,830	25.42
Forfeited	(218,158)	22.18
Vested	(412,162)	20.72
Outstanding on August 31, 2023	1,039,536	$22.26
A summary of stock option activity during fiscal 2023 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2022	947,807	$26.85
Granted	—	—
Exercised	(43,633)	22.30
Forfeited	—	—
Expired	(274,767)	26.83
Outstanding on August 31, 2023	629,407	$27.18	2.2	$950,887
Exercisable on August 31, 2023	629,407	$27.18	2.2	$950,887
Intrinsic value is the difference between the market value of the stock at August 31, 2023 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the total intrinsic value of options exercised and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2023	2022	2021
Intrinsic value of options exercised	$169	$—	$587
Cash receipts from exercise of options	973	—	2,208
The Company generally records compensation expense over the vesting period for restricted stock unit awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 12% for each of the years ended for the years ended August 31, 2023, 2022 and 2021. The fair value of Performance Shares with market vesting conditions, which includes the Performance Shares awarded in fiscal 2023, 2022 and 2021, is determined utilizing a Monte Carlo simulation model.
As of August 31, 2023, there was $9.4 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock, restricted stock units and Performance Shares, which will be recognized over a weighted average period of 1.6 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2023 and 2022 was $9.8 million and $11.8 million, respectively.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2023	2022	2021
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$447,603	$410,245	$376,353
Service & Rental	107,575	117,097	116,772
	555,178	527,342	493,125

Other Segment	43,026	43,881	35,535
	$598,204	$571,223	$528,660

Operating Profit (Loss)
IT&S Segment	$135,883	$78,735	$81,683
Other Segment	10,954	729	(10,420)
General Corporate	(62,915)	(48,804)	(20,150)
	$83,922	$30,660	$51,113

Depreciation and Amortization:
IT&S Segment	$12,329	$14,498	$15,856
Other Segment	3,164	3,664	3,568
General Corporate	820	1,438	2,187
	$16,313	$19,600	$21,611

Capital Expenditures:
IT&S Segment	$7,779	$7,139	$10,918
Other Segment	599	710	768
General Corporate	1,022	568	333
	$9,400	$8,417	$12,019

	August 31,
	2023	2022
Assets:
IT&S Segment	$632,113	$618,412
Other Segment	28,127	46,428
General Corporate	102,357	92,472
	$762,597	$757,312
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize net sales and property, plant and equipment by geographic region (in thousands):

	Year Ended August 31,
	2023	2022	2021
Net Sales:
United States of America	$231,093	$226,020	$188,070
United Kingdom	34,085	29,316	39,896
Germany	29,926	28,004	28,456
Canada	29,643	19,651	17,348
Australia	28,607	26,667	24,990
Saudi Arabia	25,762	20,892	16,715
Brazil	20,523	16,517	13,937
France	14,606	14,854	13,368
China	14,081	15,434	16,927
All Other	169,877	173,868	168,953
	$598,204	$571,223	$528,660

	August 31,
	2023	2022
Property, Plant and Equipment, net:
United States	$15,081	$16,743
United Kingdom	7,543	8,212
UAE	4,004	4,407
Brazil	3,197	2,873
Netherlands	2,423	1,965
Spain	1,484	1,413
All other	5,235	5,761
	$38,968	$41,372
The Company’s largest customer accounted for approximately 3% of sales in each of the last three fiscal years. Export sales from domestic operations were 9.9%, 9.8% and 7.2% of total net sales from continuing operations in fiscal 2023, 2022 and 2021, respectively.
Note 16.    Commitments and Contingencies
The Company had outstanding letters of credit of $8.6 million and $10.7 million at August 31, 2023 and 2022, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
for certain potential environmental liabilities. Management believes that such costs will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the year ended August 31, 2023. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.

ENERPAC TOOL GROUP CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2023	$17,504	$1,177	$(32)	$(2,230)	$362	$16,781
August 31, 2022	4,235	14,277	—	(350)	(658)	17,504
August 31, 2021	4,991	8	—	(845)	81	4,235

Valuation allowance—Income taxes
August 31, 2023	$61,630	$3,305	$—	$(3,503)	$—	$61,432
August 31, 2022	66,155	925	—	(5,450)	—	61,630
August 31, 2021	70,414	4,886	—	(9,145)	—	66,155

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2023, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of August 31, 2023, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended August 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference from the “Proposal I: Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on January 25, 2024 (the “2024 Annual Meeting Proxy Statement”). Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference from the “Proposal I: Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2024 Annual Meeting Proxy Statement. Information with respect to the timeliness of filings by directors and executive officers of reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the "Other Information—Delinquent Section 16(a) Reports" section of the 2024 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters,” “Executive Compensation” (other than the information appearing under the heading "Pay Versus Performance") and "Non-Employee Director Compensation" sections of the 2024 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2024 Annual Meeting Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Corporate Governance Matters—Certain Relationships and Related Party Transactions” section of the 2024 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2024 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.   Consolidated Financial Statements
See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(f) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 8-K filed on August 1, 2022

4.1	Description of Registered Securities	Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Credit Agreement dated as of September 9, 2022 among Enerpac Tool Group Corp., the initial subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2022

10.2*	Outside Directors’ Deferred Compensation Plan (as amended and restated effective July 23, 2021)	Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended August 31, 2021

10.3*	Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Non-Qualified Deferred Compensation Plan (conformed through the first amendment)	Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

10.5*	2010 Employee Stock Purchase Plan	Exhibit B to the Registrant's Definitive Proxy Statement, dated December 4, 2009

10.6*	Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020)	Appendix A to the Proxy Statement on Schedule 14A filed by Enerpac Tool Group Corp. on December 4, 2020

10.7**	2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.8*	(a) Amended and Restated 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.9*	Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.10*	Senior Officer Severance Plan	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2019

10.11*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

10.12*	Form of Amended and Restated Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.13*	Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.14*	(a) Form of NQSO Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15*	(a) Form RSA Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16*	(a) Form of RSU Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.17*	(a) Form RSA Award (Director) under the 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.18*	(a) Form of RSU Award (Director) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.19*	(a) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.20*	(a) Form of Restricted Stock Unit (RSU) agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.1 to the Registrant's Form 8-K filed on September 1, 2023

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
	(b) Form of Performance Share Award agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.2 to the Registrant's Form 8-K filed on September 1, 2023

10.21*	Letter agreement dated September 22, 2021 between Paul E. Sternlieb and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2021

10.22*	Letter agreement dated May 4, 2022 between Anthony P. Colucci and Enerpac Tool Group Corp.

10.23*	Letter agreement dated January 19, 2022 between Benjamin J. Topercer and Enerpac Tool Group Corp.	Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended August 31, 2022

10.24*	Agreement dated May 27, 2022 between Markus Limberger and Actuant GmbH		X

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

21	Subsidiaries of the Registrant		X

23	Consent of Ernst & Young LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
101	The following materials from the Enerpac Tool Group Corp. Form 10-K for the year ended August 31, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)		X
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
Dated: October 20, 2023
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

Signature	Title

/s/ PAUL E. STERNLIEB	President and Chief Executive Officer, Director
Paul E. Sternlieb

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ JUDY ALTMAIER	Director
Judy Altmaier

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ COLLEEN M. HEALY	Director
Colleen M. Healy

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ LYNN C. MINELLA	Director
Lynn C. Minella

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ ANTHONY P. COLUCCI	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Anthony P. Colucci
* Each of the above signatures is affixed as of October 20, 2023.