Form 10-Q
period 2023-11-30
ENERPAC TOOL GROUP CORP
filed 2023-12-22
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 18, 2023 was 54,129,373.

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
•the deterioration of, or instability in, the domestic and international economy and/or in our various end markets, including as a result of geopolitical activity, including the invasion of Ukraine by Russia and international sanctions imposed in response thereto, as well as the armed conflict involving Hamas and Israel;
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
•risks related to our reliance on independent agents and distributors for the distribution and service of products;
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
•failure to develop new products and the extent of market acceptance of new products and price increases
•our ability to execute on our growth strategy;
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
•a global economic recession;
•the impact of rapidly rising interest rates and material, labor, or overhead cost increases;
•our ability to comply with the covenants in our debt agreements and fluctuations in interest rates;
•our ability to attract, develop, and retain qualified employees;
•inadequate intellectual property protection or infringement of the intellectual property of others;
•our ability to access capital markets; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K for the fiscal year ended August 31, 2023 filed with the SEC on October 20, 2023.
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as "fiscal 2024," are to the fiscal year ending on August 31 of the specified year. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2023	2022
Net sales	$141,970	$139,382
Cost of products sold	67,720	71,476
Gross profit	74,250	67,906

Selling, general and administrative expenses	42,216	53,247
Amortization of intangible assets	824	1,368
Restructuring charges	2,401	982
Impairment & divestiture charges	147	—
Operating profit	28,662	12,309
Financing costs, net	3,697	2,815
Other expense, net	991	702
Earnings before income tax expense	23,974	8,792
Income tax expense	5,669	2,383
Net earnings from continuing operations	18,305	6,409
(Loss) earnings from discontinued operations, net of income taxes	(567)	1,044
Net earnings	$17,738	$7,453

Earnings per share from continuing operations
Basic	$0.34	$0.11
Diluted	$0.33	$0.11

(Loss) earnings per share from discontinued operations
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Earnings per share*
Basic	$0.33	$0.13
Diluted	$0.32	$0.13

Weighted average common shares outstanding
Basic	54,527	56,886
Diluted	55,008	57,317

*The total of Earnings per share from continuing operations and (Loss) earnings per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2023	2022
Net earnings	$17,738	$7,453
Other comprehensive income, net of tax
Foreign currency translation adjustments	903	5,941
Pension and other postretirement benefit plans	156	83
Cash flow hedges	(689)	—
Total other comprehensive income, net of tax	370	6,024
Comprehensive income	$18,108	$13,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	November 30, 2023	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$147,956	$154,415
Accounts receivable, net	94,925	97,649
Inventories, net	80,081	74,765
Other current assets	36,997	28,811
Total current assets	359,959	355,640
Property, plant and equipment, net	37,963	38,968
Goodwill	266,538	266,494
Other intangible assets, net	37,726	37,338
Other long-term assets	63,381	64,157
Total assets	$765,567	$762,597
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$45,505	$50,483
Accrued compensation and benefits	21,775	33,194
Current maturities of debt	4,375	3,750
Income taxes payable	4,772	3,771
Other current liabilities	50,557	56,922
Total current liabilities	126,984	148,120
Long-term debt, net	240,128	210,337
Deferred income taxes	6,031	5,667
Pension and postretirement benefit liabilities	10,168	10,247
Other long-term liabilities	60,580	61,606
Total liabilities	443,891	435,977
Commitments and contingencies (Note 14)
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 83,966,854 and 83,760,798 shares, respectively	16,793	16,752
Additional paid-in capital	223,474	220,472
Treasury stock, at cost, 29,727,622 and 28,772,715 shares, respectively	(826,622)	(800,506)
Retained earnings	1,028,871	1,011,112
Accumulated other comprehensive loss	(120,840)	(121,210)
Stock held in trust	(3,576)	(3,484)
Deferred compensation liability	3,576	3,484
Total shareholders' equity	321,676	326,620
Total liabilities and shareholders’ equity	$765,567	$762,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2023	2022
Operating Activities
Net earnings	$17,738	$7,453
Less: Net (loss) earnings from discontinued operations	(567)	1,044
Net earnings from continuing operations	18,305	6,409
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	147	—
Depreciation and amortization	3,426	4,193
Stock-based compensation expense	2,717	2,155
Benefit for deferred income taxes	(24)	(33)
Amortization of debt issuance costs	146	460
Other non-cash benefits	1,527	11
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	2,517	9,844
Inventories	(4,590)	(5,684)
Trade accounts payable	(4,984)	2,130
Prepaid expenses and other assets	(9,089)	(8,377)
Income tax accounts	1,051	5,104
Accrued compensation and benefits	(11,154)	1,529
Other accrued liabilities	(3,912)	73
Cash (used in) provided by operating activities - continuing operations	(3,917)	17,814
Cash used in operating activities - discontinued operations	(2,758)	(281)
Cash (used in) provided by operating activities	(6,675)	17,533

Investing Activities
Capital expenditures	(1,567)	(2,535)
Purchase of assets	(1,027)	—
Cash used in investing activities - continuing operations	(2,594)	(2,535)
Cash used in investing activities	(2,594)	(2,535)

Financing Activities
Borrowings on revolving credit facility	39,000	14,000
Principal repayments on revolving credit facility	(8,000)	(11,000)
Principal repayments on term loan	(625)	—
Proceeds from issuance of term loan	—	200,000
Payment for redemption of revolver	—	(200,000)
Swingline borrowings/repayments, net	—	(4,000)
Payment of debt issuance costs	—	(2,417)
Purchase of treasury shares	(26,116)	—
Taxes paid related to the net share settlement of equity awards	(2,081)	(969)
Stock option exercises & other	2,317	972
Payment of cash dividend	(2,178)	(2,274)
Cash provided by (used in) financing activities - continuing operations	2,317	(5,688)
Cash provided by (used in) financing activities	2,317	(5,688)

Effect of exchange rate changes on cash	493	(766)
Net (decrease) increase in cash and cash equivalents	(6,459)	8,544
Cash and cash equivalents - beginning of period	154,415	120,699
Cash and cash equivalents - end of period	$147,956	$129,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. (the "Company") is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company has one reportable segment, Industrial Tools & Services ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2023 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2023 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2024.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2023	August 31, 2023
Foreign currency translation adjustments	$102,230	$102,268
Pension and other postretirement benefit plans	19,299	18,394
Cash flow hedges	(689)	548
Accumulated other comprehensive loss	$120,840	$121,210
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	November 30, 2023	August 31, 2023
Land, buildings and improvements	$14,174	$14,070
Machinery and equipment	137,809	136,566
Gross property, plant and equipment	151,983	150,636
Less: Accumulated depreciation	(114,020)	(111,668)
Property, plant and equipment, net	$37,963	$38,968
Note 2. Revenue from Contracts with Customers
Nature of Goods and Services
The Company generates its revenue under two principal activities, which are discussed below:
Product Sales: Sales of tools, heavy-lifting solutions, and biomedical textiles are recorded when control is transferred to the customer (i.e., performance obligation has been satisfied). For the majority of the Company’s product sales, revenue is recognized at a point in time when control of the product is transferred to the customer, which generally occurs when the product is shipped from the Company to the customer. For certain other products that are highly customized and have a limited alternative use, and for which the Company has an enforceable right of reimbursement for performance completed to date, revenue is recognized over time. We consider the input measure (efforts-expended or cost-to-cost) or output measure as a fair measure of progress for the recognition of over-time revenue associated with these custom products. For a majority of the Company’s custom products, machine hours and labor hours (efforts-expended measurement) are used as a measure of progress.
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2023	2022
Revenues recognized at point in time	$106,142	$109,903
Revenues recognized over time	35,828	29,479
Total	$141,970	$139,382
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2023	August 31, 2023
Receivables, which are included in accounts receivable, net	$94,925	$97,649
Contract assets, which are included in other current assets	6,468	3,989
Contract liabilities, which are included in other current liabilities	3,469	2,927
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $16.5 million and $16.8 million at November 30, 2023 and August 31, 2023, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of November 30, 2023 and 2022, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of November 30, 2023 and 2022, the Company had a total bad debt reserve of $13.2 million related to this agent. The allowance for doubtful accounts for this particular agent as of November 30, 2023 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country, which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of November 30, 2023, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 11.7% of the Company's outstanding accounts receivable. As of November 30, 2023, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2023, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $3.5 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.

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
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the launch of ASCEND, a transformation program focused on driving accelerated earnings growth and efficiency across the business with the goal of delivering an estimated incremental $40 to $50 million of annual operating profit once fully implemented. In March 2023, the Company announced this estimate had been revised to an incremental $50 to $60 million of annual operating profit as a result of additional ASCEND initiatives and high success rate. As part of ASCEND, the Company is focusing on the following key initiatives: (i) accelerating organic growth go-to-market strategies, (ii) improving operational excellence and production efficiency by utilizing a lean approach and (iii) driving greater efficiency and productivity in SG&A expenses by better leveraging resources to create a more efficient and agile organization.
The Company is implementing the program and originally anticipated investing approximately $60 to $65 million and in March 2023 anticipated that this investment would increase to $70 to $75 million (as disclosed in Note 4, "Restructuring Charges" approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs (which incentives are not available for the senior management team). Total program expenses were approximately $3.6 million and $10.4 million for the three months ended November 30, 2023, and 2022 respectively. Of the total ASCEND program expenses, $1.1 million and $9.4 million were recorded within SG&A expenses for the three months ended November 30, 2023 and 2022 respectively, and approximately $0.1 million were recorded within cost of goods sold for both the three months ended November 30, 2023 and 2022, and $2.4 million and $1.0 million were recorded within restructuring expenses for the three months ended November 30, 2023 and 2022, respectively (see Note 4, "Restructuring Charges" below). For fiscal 2024, we expect to incur $10 to $15 million of ASCEND transformation program costs; this range is inclusive of $3 to $5 million of restructuring costs.
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
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The restructuring costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024. The Company recorded $2.4 million and $1.0 million in the three months ended November 30, 2023 and 2022, respectively, of restructuring charges associated with the ASCEND transformation program.

The following summarizes restructuring reserve activity for the IT&S segment and Corporate (which for the three months ended November 30, 2023 excludes $0.2 million of charges associated with the accelerated vesting of equity awards within the ASCEND transformation plan, which has no impact on the restructuring reserve) (in thousands):

	Three Months Ended November 30, 2023
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	2,062	174
Cash payments	(1,312)	(75)
Balance as of November 30, 2023	$2,988	$173

	Three Months Ended November 30, 2022
	IT&S	Corporate
Balance as of August 31, 2022	$2,008	$797
Restructuring charges	944	38
Cash payments	(1,211)	(117)
Impact of changes in foreign currency rates	67	—
Balance as of November 30, 2022	$1,808	$718
Total restructuring charges (inclusive of the Other operating segment) were $2.4 million and $1.0 million in the three months ended November 30, 2023 and 2022, respectively, being reported in "Restructuring charges."
Note 5. Discontinued Operations and Other Divestiture Activities
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of "(Loss) earnings from discontinued operations, net of income taxes" in the Condensed Consolidated Statements of Earnings for all periods presented. All discontinued operations activity included within the Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.
The following represents the detail of "(Loss) earnings from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Earnings (in thousands):

	Three Months Ended November 30,
	2023	2022
Selling, general and administrative expenses	$122	$5
Impairment & divestiture benefit	—	(1,329)
Operating (loss) profit	(122)	1,324
Other loss, net	—	—
(Loss) earnings before income tax expense	(122)	1,324
Income tax expense	445	280
(Loss) earnings from discontinued operations, net of income taxes	$(567)	$1,044
Other Divestiture Activities
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment, for net cash proceeds of $20.1 million. In connection with the completion of the sale, the Company recorded a net gain of $6.0 million, inclusive of $0.1 million of purchase price from the customary finalization of working capital negotiations in the first quarter of Fiscal 2024. The historical results of the Cortland Industrial business (which had net sales of $7.0 million, for the quarter ended November 30, 2022) are not material to the consolidated financial results.

Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2023 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2023	$255,285	$11,209	$266,494
Impact of changes in foreign currency rates	44	—	44
Balance as of November 30, 2023	$255,329	$11,209	$266,538
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2023			August 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$108,309	$96,187	$12,122	$108,292	$95,395	$12,897
Patents	13	9,753	9,220	533	9,769	9,210	559
Trademarks and tradenames	14	2,732	2,215	517	2,734	2,197	537
Indefinite lived intangible assets:
Tradenames	N/A	24,554	—	24,554	23,345	—	23,345
		$145,348	$107,622	$37,726	$144,140	$106,802	$37,338
The Company estimates that amortization expense will be $2.5 million for the remaining nine months of fiscal 2024. Amortization expense for future years is estimated to be: $2.9 million in fiscal 2025, $1.9 million in fiscal 2026, $1.8 million in fiscal 2027, $1.7 million in fiscal 2028, $1.5 million in fiscal 2029 and $1.0 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 7. Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the three months ended November 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended November 30,
	2023	2022
Beginning balance	$856	$1,140
Provision for warranties	45	234
Warranty payments and costs incurred	(164)	(256)
Impact of changes in foreign currency rates	2	18
Ending balance	$739	$1,136

Note 8. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2023	August 31, 2023
Senior Credit Facility
Revolver	47,000	16,000
Term Loan	198,125	198,750
Total Senior Indebtedness	245,125	214,750
Less: Current maturities of long-term debt	(4,375)	(3,750)
Debt issuance costs	(622)	(663)
Total long-term debt, less current maturities	$240,128	$210,337

Senior Credit Facility
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. This facility replaces LIBOR with adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. Borrowings under the new facility initially bear interest at adjusted term SOFR plus 1.125% per annum.
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at November 30, 2023.
At November 30, 2023, there were $198.1 million in borrowings outstanding under the term loans, $47.0 million in borrowings outstanding under the revolving line of credit and $351.8 million available for borrowing under the revolving line of credit facility after reduction for $1.2 million of outstanding letters of credit issued under the facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2023 and August 31, 2023 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at November 30, 2023 and August 31, 2023, respectively. The fair value of the Company's interest rate swap (see Note 10, “Derivatives”, for further information on the Company's interest rate swap) was an asset of $0.5 million and $0.7 million at November 30, 2023 and August 31, 2023, respectively. The fair value of the Company's net investment hedge (see Note 10, “Derivatives” for further information on the Company's net investment hedge) was a liability of $1.2 million at both November 30, 2023 and August 31, 2023. The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $17.8 million and $13.8 million at November 30, 2023 and August 31, 2023, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at November 30, 2023 and August 31, 2023, respectively. Net foreign currency loss (gain) (included in "Other expense" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended November 30,
	2023	2022
Foreign currency loss (gain), net	$292	$(636)
During December 2022, the Company entered into an interest rate swap for the notional amount of $60.0 million at a fixed interest rate of 4.022% to hedge the floating interest rate of the Company's term loan with a maturity date of November 30, 2025. The interest rate swap was designated and qualified as a cash flow hedge. The Company uses the interest rate swap for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company's debt from a floating rate to a fixed rate.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net loss of $0.1 million for the three months ended November 30, 2023 is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of November 30, 2023, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net loss of less than $0.1 million for the three months ended November 30, 2023, is recorded in other comprehensive income (loss).
Note 11. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 29,727,622 shares of common stock for $826.6 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 954,907 shares for $26.1 million in the three months ended November 30, 2023 and did not repurchase shares in the three months ended November 30, 2022. As of November 30, 2023, the maximum number of shares that may yet be purchased under the program is 3,071,608 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2023	2022
Numerator:
Net earnings from continuing operations	$18,305	$6,409
Net (loss) earnings from discontinued operations	(567)	1,044
Net earnings	$17,738	$7,453

Denominator:
Weighted average common shares outstanding - basic	54,527	56,886
Net effect of dilutive securities - stock based compensation plans	481	431
Weighted average common shares outstanding - diluted	55,008	57,317

Earnings per share from continuing operations:
Basic	$0.34	$0.11
Diluted	$0.33	$0.11

(Loss) earnings per share from discontinued operations:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Earnings per share:*
Basic	$0.33	$0.13
Diluted	$0.32	$0.13

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	312	818

*The total of Earnings per share from continuing operations and (Loss) earnings per share from discontinued operations may not equal Earnings per share due to rounding.
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2023 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620
Net earnings	—	—	—	—	17,738	—	—	—	17,738
Other comprehensive loss, net of tax	—	—	—	—	—	370	—	—	370
Stock contribution to employee benefit plans and other	2	—	51	—	—	—	—	—	51
Vesting of equity awards	118	23	(23)	—	—	—	—	—	—
Cash dividend ($0.04 per share) true-up	—	—	—	—	21	—	—	—	21
Treasury stock repurchases	—	—	—	(26,116)	—	—	—	—	(26,116)
Stock based compensation expense	—	—	2,717	—	—	—	—	—	2,717
Stock option exercises	83	17	2,193	—	—	—	—	—	2,210
Tax effect related to net share settlement of equity awards	—	—	(2,025)	—	—	—	—	—	(2,025)
Stock issued to, acquired for and distributed from rabbi trust	3	1	89	—	—	—	(92)	92	90
Balance at November 30, 2023	83,967	$16,793	$223,474	$(826,622)	$1,028,871	$(120,840)	$(3,576)	$3,576	$321,676

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2022 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2022	83,397	$16,679	$212,986	$(742,844)	$966,751	$(134,961)	$(3,209)	$3,209	$318,611
Net earnings	—	—	—	—	7,453	—	—	—	7,453
Other comprehensive income, net of tax	—	—	—	—	—	6,024	—	—	6,024
Stock contribution to employee benefit plans and other	3	1	41	—	—	—	—	—	42
Vesting of equity awards	84	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,155	—	—	—	—	—	2,155
Stock option exercises	42	8	922	—	—				930
Tax effect related to net share settlement of equity awards	—	—	(969)	—	—	—	—	—	(969)
Stock issued to, acquired for and distributed from rabbi trust	3	1	76	—	—	—	(30)	30	77
Balance at November 30, 2022	83,529	$16,706	$215,194	$(742,844)	$974,204	$(128,937)	$(3,239)	$3,239	$334,323
Note 12. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended November 30,
	2023	2022
Earnings from continuing operations before income tax expense	$23,974	$8,792
Income tax expense	5,669	2,383
Effective income tax rate	23.6%	27.1%
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
The effective tax rate for the three months ended November 30, 2023 was 23.6%, compared to 27.1% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended November 30, 2023 was primarily driven by the more favorable tax impact of stock compensation in comparison to the prior period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
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

The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2023	2022
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$104,921	$98,917
Service & Rental	32,114	28,380
	137,035	127,297

Other Segment	4,935	12,085
	$141,970	$139,382

Operating Profit (Loss)
IT&S Segment	$35,565	$26,640
Other Segment	1,971	1,424
General Corporate	(8,874)	(15,755)
	$28,662	$12,309

	November 30, 2023	August 31, 2023
Assets
IT&S Segment	$622,154	$632,113
Other Segment	28,286	28,127
General Corporate	115,127	102,357
	$765,567	$762,597

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
Note 14. Commitments and Contingencies
The Company had outstanding letters of credit of $7.0 million and $8.6 million at November 30, 2023 and August 31, 2023, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the three months ended November 30, 2023. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 15. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the three months ended November 30, 2023.
The components of lease expense were as follows (in thousands):

	Three Months Ended November 30,
	2023	2022
Lease Cost:
Operating lease cost	$2,976	$3,273
Short-term lease cost	585	494
Variable lease cost	919	1,115

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended November 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,956	$3,255

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	611	483

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company's businesses are global leaders of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers around the world safely, reliably and efficiently tackle some of the most challenging, complex, and often hazardous jobs. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the oil & gas/petrochemical; general industrial; industrial MRO, machining & manufacturing; power generation, infrastructure, mining and other markets. Financial information related to the Company's reportable segment is included in Note 13, "Segment Information" in the notes to the condensed consolidated financial statements. The Company has an Other operating segment, which does not meet the criteria to be considered a reportable segment.
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
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”). ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. In support of the ASCEND initiatives, the Company anticipates investing approximately $70 to $75 million over the life of the program, which is expected to be fully implemented by the end of the fourth quarter of fiscal 2024, with an expected annual operating profit improvement from the program in the range of $50 to $60 million. Through the end of fiscal 2023, the Company had realized approximately $54 million of annual operating profit and had invested approximately $60 million as part of the program.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program” in the notes to the consolidated financial statements) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The restructuring costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal 2024. For fiscal 2024, we expect to incur $10 to $15 million of ASCEND transformation program costs, which is inclusive of $3 to $5 million of restructuring costs.
Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended November 30,
Results from Continuing Operations (1)	2023		2022
Net sales	$142	100%	$139	100%
Cost of products sold	68	48%	71	51%
Gross profit	74	52%	68	49%
Selling, general and administrative expenses	42	30%	53	38%
Amortization of intangible assets	1	1%	1	1%
Restructuring charges	2	1%	1	1%
Impairment & divestiture charges	—	0%	—	—%
Operating profit	29	20%	12	9%
Financing costs, net	4	3%	3	2%
Other expense, net	1	1%	1	1%
Earnings before income tax expense	24	17%	9	6%
Income tax expense	6	4%	2	1%
Net earnings	18	13%	6	4%

Diluted earnings per share from continuing operations	$0.33		$0.11
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the first quarter of fiscal 2024 were $142 million, an increase of $3 million or 2% compared to the prior-year comparable period. The impact of weakening U.S. dollar on foreign currency rates compared to the first quarter of fiscal 2023 favorably impacted sales by approximately $2 million or 2% and the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted sales by approximately $7 million or 5%. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales" (which we formerly referred to as "core sales"). Compared to the prior-year period, in the first quarter of fiscal 2024, product sales declined 1% with foreign currency favorably impacting sales by $1 million or 2%, and the divestiture of Cortland Industrial unfavorably impacting sales by $7 million or 7% resulting in product organic sales growth of 4%. The product organic sales growth is attributed to carryover price increases and favorable sales mix in IT&S product. Service sales increased 13% compared to the prior-year period, favorably impacted by foreign currency rates of approximately $1 million or 3% resulting in 10% organic sales growth year over year.
Gross profit as a percentage of sales was approximately 52% for the first quarter fiscal 2024 compared to 49% in the first quarter of fiscal 2023. The increase in gross profit as a percentage of sales was driven by operational improvements related to ASCEND, favorable sales mix, carryover price increases from fiscal 2023, and the disposition of the Cortland Industrial business.
Operating profit for first quarter of fiscal year 2024 was $29 million, an increase of $16 million compared to first quarter fiscal 2023. The increase in operating profit was driven by the aforementioned benefits in gross profit, as well as the decrease in Selling, general & administrative expense ("SG&A") by approximately $10 million year over year. SG&A decreases were a result of $8 million in lower ASCEND transformation program expenses and decreases in personnel cost and indirect spend from the actions taken in the ASCEND transformation program.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including oil & gas/petrochemical; general industrial; industrial MRO, machining & manufacturing; power generation, infrastructure, mining and other markets. Its primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). The segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (dollars in millions):

	Three Months Ended November 30,
	2023	2022
Net sales	$137	$127
Operating profit	36	27
Operating profit %	26.0%	20.9%
IT&S segment net sales for the first quarter of fiscal 2024 increased by $10 million or 8%, compared to the first quarter of fiscal 2023. The weakening of the U.S. dollar favorably impacted sales by $2 million or 2%, resulting in organic sales growth of 6%. Organic sales growth was driven by carryover pricing actions from fiscal 2023 and favorable sales mix. Operating profit was $36 million compared to $27 million in the first quarter of fiscal 2023 and increased due to pricing actions, favorable sales mix and reductions in SG&A.
Corporate
Corporate expenses were $9 million and $16 million in the three months ended November 30, 2023 and 2022, respectively. The approximately $7 million decrease for the three months ended November 30, 2023 was driven by lower ASCEND transformation program charges.
Financing Costs, net
Net financing costs were $4 million and $3 million for the three months ended November 30, 2023 and 2022, respectively. Financing costs increased due to higher debt balances and higher interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended November 30,
	2023	2022
Earnings from continuing operations before income tax expense	$24	$9
Income tax expense	6	2
Effective income tax rate	23.6%	27.1%
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
The effective tax rate for the three months ended November 30, 2023 was 23.6%, compared to 27.1% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended November 30, 2023 was primarily driven by the more favorable tax impact of stock compensation in comparison to the prior period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At November 30, 2023, we had $148 million of cash and cash equivalents, of which $135 million was held by our foreign subsidiaries and $13 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Three Months Ended November 30,
	2023	2022
Cash (used in) provided by operating activities	$(7)	$18
Cash used in investing activities	(3)	(3)
Cash provided by (used in) financing activities	2	(6)
Effect of exchange rate changes on cash	—	(1)
Net (decrease) increase in cash and cash equivalents	$(6)	$9
Net cash used by operating activities was $7 million for the three months ended November 30, 2023 as compared to $18 million of cash provided by operating activities for the three months ended November 30, 2022 . The approximately $25 million decrease in cash from operating activities is primarily due to annual incentive compensation payment made in the first quarter fiscal 2024, while the prior-year payment was made in the second quarter, and payments made for ASCEND transformation program charges.
Net cash used in investing activities was $3 million for both the three months ended November 30, 2023 and 2022. The cash used in investing activities for both fiscal years primarily related to capital expenditures.
Net cash provided by financing activities was $2 million for the three months ended November 30, 2023 compared to $6 million cash used by financing activities for the three months ended November 30, 2022. The net cash provided by financing activities for the three months ended November 30, 2023 consisted of $30 million increase in total borrowings, offset by $26 million of payments to acquire treasury shares and payment of the annual cash dividend of $2 million. Net cash used in financing activities for the three months ended November 30, 2023 consisted of $1 million decrease in total borrowings, $2 million in debt issuance costs and $2 million payment of the annual cash dividend.
On September 9, 2022, the Company refinanced its previous senior credit facility with a $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. The senior credit facility contains restrictive covenants and financial covenants. See Note 8, "Debt" in the notes to the condensed consolidated financial statements for further details regarding the senior credit facility.
At November 30, 2023, there were $47 million of borrowings and $352 million available under the revolving line of credit facility after reduction for $1 million of outstanding letters of credit issued under the new facility. The Company was in compliance with all covenants under the senior credit facility at November 30, 2023.
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

Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	November 30, 2023	PWC%	August 31, 2023	PWC%
Accounts receivable, net	$95	17%	$98	15%
Inventory, net	80	14%	75	12%
Accounts payable	(45)	(8)%	(51)	(8)%
Net primary working capital	$130	23%	$122	19%
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
We had outstanding letters of credit totaling $7 million and $9 million at November 30, 2023 and August 31, 2023, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at November 30, 2023 from what was previously disclosed in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our fiscal 2023 Annual Report on Form 10-K.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our fiscal 2023 Annual Report on Form 10-K.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: As of November 30, 2023, long-term debt consisted of $47 million of borrowing under the revolving line of credit (variable rate debt) and $198 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended November 30, 2023.
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

The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were remeasured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $2 million and operating profit would have been lower by approximately $1 million, respectively, for the three months ended November 30, 2023. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $35 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2023, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 29,727,622 shares of common stock for $827 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 954,907 shares for $26 million in the three months ended November 30, 2023 and did not repurchase shares in the three months ended November 30, 2022. As of November 30, 2023, the maximum number of shares that may yet be purchased under the program is 3,071,608 shares.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 31, 2023	432,101	$26.78	3,594,414
October 1 to October 31, 2023	279,851	27.35	3,314,563
November 1 to November 30, 2023	242,955	28.37	3,071,608
	954,907	$27.35
Item 5 – Other Information
During the three months ended November 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended November 30, 2023 and 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: December 22, 2023	By:	/S/ ANTHONY P. COLUCCI
Anthony P. Colucci
Executive Vice President and Chief Financial Officer (Principal Financial Officer)