Form 10-Q
period 2024-02-29
ENERPAC TOOL GROUP CORP
filed 2024-03-22
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 18, 2024 was 54,253,540.

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
•the deterioration of, or instability in, the domestic and international economy and/or in our various end markets, including as a result of geopolitical activity, including the invasion of Ukraine by Russia and international sanctions imposed in response thereto, the armed conflict involving Hamas and Israel, and the attacks on commercial ships in the Red Sea;
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
•logistics challenges, including global freight capacity shortages, significant increases in freight costs or other delays in our ability to fulfill orders and the previously mentioned attacks on commercial ships in the Red Sea;

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales	$138,437	$141,960	$280,406	$281,342
Cost of products sold	66,962	71,593	134,681	143,069
Gross profit	71,475	70,367	145,725	138,273

Selling, general and administrative expenses	40,723	52,059	82,938	105,306
Amortization of intangible assets	833	1,349	1,657	2,717
Restructuring charges	398	2,987	2,799	3,969
Impairment & divestiture charges	—	—	147	—
Operating profit	29,521	13,972	58,184	26,281
Financing costs, net	3,711	3,105	7,408	5,920
Other expense, net	543	721	1,535	1,423
Earnings before income tax expense	25,267	10,146	49,241	18,938
Income tax expense	7,396	2,988	13,064	5,370
Net earnings from continuing operations	17,871	7,158	36,177	13,568
Loss from discontinued operations, net of income taxes	(54)	(2,661)	(622)	(1,618)
Net earnings	$17,817	$4,497	$35,555	$11,950

Earnings per share from continuing operations
Basic	$0.33	$0.13	$0.67	$0.24
Diluted	$0.33	$0.12	$0.66	$0.24

Loss per share from discontinued operations
Basic	$(0.00)	$(0.05)	$(0.01)	$(0.03)
Diluted	$(0.00)	$(0.05)	$(0.01)	$(0.03)

Earnings per share*
Basic	$0.33	$0.08	$0.65	$0.21
Diluted	$0.33	$0.08	$0.65	$0.21

Weighted average common shares outstanding
Basic	54,213	57,042	54,370	56,964
Diluted	54,685	57,500	54,846	57,409

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net earnings	$17,817	$4,497	$35,555	$11,950
Other comprehensive income, net of tax
Foreign currency translation adjustments	(2,921)	877	(2,883)	6,818
Pension and other postretirement benefit plans	1,965	139	1,060	222
Cash flow hedges	(251)	227	986	227
Total other comprehensive (loss) income, net of tax	(1,207)	1,243	(837)	7,267
Comprehensive income	$16,610	$5,740	$34,718	$19,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	February 29, 2024	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$153,693	$154,415
Accounts receivable, net	97,590	97,649
Inventories, net	82,872	74,765
Other current assets	33,150	28,811
Total current assets	367,305	355,640
Property, plant and equipment, net	36,963	38,968
Goodwill	266,113	266,494
Other intangible assets, net	36,856	37,338
Other long-term assets	62,049	64,157
Total assets	$769,286	$762,597
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$44,016	$50,483
Accrued compensation and benefits	20,452	33,194
Current maturities of debt	5,000	3,750
Income taxes payable	4,060	3,771
Other current liabilities	44,621	56,922
Total current liabilities	118,149	148,120
Long-term debt, net	239,920	210,337
Deferred income taxes	6,644	5,667
Pension and postretirement benefit liabilities	10,066	10,247
Other long-term liabilities	57,581	61,606
Total liabilities	432,360	435,977
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 54,252,752 and 83,760,798 shares, respectively	10,851	16,752
Additional paid-in capital	226,075	220,472
Treasury stock, at cost, 0 and 28,772,715 shares, respectively	—	(800,506)
Retained earnings	222,047	1,011,112
Accumulated other comprehensive loss	(122,047)	(121,210)
Stock held in trust	(3,777)	(3,484)
Deferred compensation liability	3,777	3,484
Total shareholders' equity	336,926	326,620
Total liabilities and shareholders’ equity	$769,286	$762,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 29, 2024	February 28, 2023
Operating Activities
Net earnings	$35,555	$11,950
Less: Loss from discontinued operations, net of income taxes	(622)	(1,618)
Net earnings from continuing operations	36,177	13,568
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	147	—
Depreciation and amortization	6,754	8,419
Stock-based compensation expense	5,527	4,275
Benefit for deferred income taxes	418	440
Amortization of debt issuance costs	292	610
Other non-cash expenses	1,954	33
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(375)	7,436
Inventories	(7,818)	(8,714)
Trade accounts payable	(6,514)	(19,040)
Prepaid expenses and other assets	(5,806)	(2,452)
Income tax accounts	1,345	3,440
Accrued compensation and benefits	(12,625)	2,193
Other accrued liabilities	(7,411)	(2,249)
Cash provided by operating activities - continuing operations	12,065	7,959
Cash (used in) provided by operating activities - discontinued operations	(5,413)	1,818
Cash provided by operating activities	6,652	9,777

Investing Activities
Capital expenditures	(3,152)	(5,465)
Working capital adjustment from the sale of business assets	(1,133)	—
Purchase of assets	(1,402)	584
Cash used in investing activities - continuing operations	(5,687)	(4,881)
Cash used in investing activities	(5,687)	(4,881)

Financing Activities
Borrowings on revolving credit facility	48,000	41,000
Principal repayments on revolving credit facility	(16,000)	(31,000)
Principal repayments on term loan	(1,250)	—
Proceeds from issuance of term loan	—	200,000
Payment for redemption of revolver	—	(200,000)
Swingline borrowings/repayments, net	—	(4,000)
Payment of debt issuance costs	—	(2,486)
Purchase of treasury shares	(30,108)	—
Taxes paid related to the net share settlement of equity awards	(3,076)	(2,474)
Stock option exercises & other	2,871	1,021
Payment of cash dividend	(2,178)	(2,274)
Cash used in financing activities - continuing operations	(1,741)	(213)
Cash used in financing activities	(1,741)	(213)

Effect of exchange rate changes on cash	54	(719)
Net (decrease) increase in cash and cash equivalents	(722)	3,964
Cash and cash equivalents - beginning of period	154,415	120,699
Cash and cash equivalents - end of period	$153,693	$124,663
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 29, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2024.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	February 29, 2024	August 31, 2023
Foreign currency translation adjustments	$105,151	$102,268
Pension and other postretirement benefit plans	17,334	18,394
Cash flow hedges	(438)	548
Accumulated other comprehensive loss	$122,047	$121,210
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	February 29, 2024	August 31, 2023
Land, buildings and improvements	$14,157	$14,070
Machinery and equipment	138,684	136,566
Gross property, plant and equipment	152,841	150,636
Less: Accumulated depreciation	(115,878)	(111,668)
Property, plant and equipment, net	$36,963	$38,968
Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the six months ended February 29, 2024 and the six months ended February 28, 2023, respectively (in thousands):

	Six Months Ended
	February 29, 2024	February 28, 2023
Beginning balance	$856	$1,140
Provision for warranties	132	389
Warranty payments and costs incurred	(318)	(416)
Impact of changes in foreign currency rates	(1)	20
Ending balance	$669	$1,133

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues recognized at point in time	$108,385	$113,875	$214,526	$223,778
Revenues recognized over time	30,052	28,085	65,880	57,564
Total	$138,437	$141,960	$280,406	$281,342
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 29, 2024	August 31, 2023
Receivables, which are included in accounts receivable, net	$97,590	$97,649
Contract assets, which are included in other current assets	4,492	3,989
Contract liabilities, which are included in other current liabilities	3,652	2,927
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $15.7 million and $16.8 million at February 29, 2024 and August 31, 2023, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of February 29, 2024 and February 28, 2023, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of February 29, 2024 and February 28, 2023, the Company had a total bad debt reserve of $13.2 million related to this agent. The allowance for doubtful accounts for this particular agent as of February 29, 2024 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country, which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of February 29, 2024, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 11.5% of the Company's outstanding accounts receivable. As of February 29, 2024, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 29, 2024, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $3.7 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
The Company is implementing the program and originally anticipated investing approximately $60 to $65 million and in March 2023 anticipated that this investment would increase to $70 to $75 million (as disclosed in Note 4, "Restructuring Charges," approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs, which are not available for the senior management team. Total program expenses were approximately $2.0 million and $5.6 million in the three and six months ended February 29, 2024, respectively, and $14.2 million and $24.7 million in the three and six months ended February 28, 2023, respectively. Of the total ASCEND program expenses, $1.4 million and $2.5 million for the three and six months ended February 29, 2024, respectively and $11.2 million and $20.6 million for the three and six months ended February 28, 2023, respectively, were recorded within SG&A expenses. Further, ASCEND program expenses recorded within cost of goods sold were approximately $0.2 million and $0.4 million for the three and six months ended February 29, 2024 and $0.2 million for both the three and six months ended February 28, 2023. Additionally, for the three and six months ended February 29, 2024, respectively, $0.4 million and $2.8 million were recorded within restructuring expenses with $2.9 million and $3.9 million for the three and six months ended February 28, 2023, respectively (see Note 4, "Restructuring Charges" below). For fiscal 2024, we expect to incur $10 to $15 million of ASCEND transformation program costs; this range is inclusive of $3 to $5 million of restructuring costs.

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
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The restructuring costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024. The Company recorded $0.4 million and $2.8 million in the three and six months ended February 29, 2024, respectively, and $2.9 million and $3.9 million in the three and six months ended February 28, 2023, respectively, of restructuring charges associated with the ASCEND transformation program.
The following summarizes restructuring reserve activity for the IT&S segment and Corporate for the six months ended February 29, 2024 (in thousands):

	Six Months Ended February 29, 2024
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	2,588	211
Cash payments	(2,227)	(285)
Impact of changes in foreign currency rates	(5)	—
Balance as of February 29, 2024	$2,594	$—

	Six Months Ended February 28, 2023
	IT&S	Corporate
Balance as of August 31, 2022	$2,008	$797
Restructuring charges	3,441	472
Cash payments	(2,410)	(1,005)
Impact of changes in foreign currency rates	62	—
Balance as of February 28, 2023	$3,101	$264
Total restructuring charges (inclusive of the Other operating segment) were $0.4 million and $2.8 million in the three and six months ended February 29, 2024, respectively, and $3.0 million and $4.0 million in the three and six months ended February 28, 2023, respectively, being reported in "Restructuring charges."
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

The following represents the detail of "Loss from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Earnings (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Selling, general and administrative expenses	$45	$3,435	$168	$3,441
Impairment & divestiture benefit	—	—	—	(1,329)
Operating loss	(45)	(3,435)	(168)	(2,112)
Other loss, net	—	—	—	—
Loss before income tax expense	(45)	(3,435)	(168)	(2,112)
Income tax expense (benefit)	9	(774)	454	(494)
Loss from discontinued operations, net of income taxes	$(54)	$(2,661)	$(622)	$(1,618)
Other Divestiture Activities
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment, for net cash proceeds of $20.1 million. In connection with the completion of the sale, the Company recorded a net gain of $6.0 million, inclusive of $0.1 million of purchase price from the customary finalization of working capital negotiations in the first quarter of fiscal 2024. The historical results of the Cortland Industrial business (which had net sales of $6.2 million and $13.3 million, for three and six months ended February 28, 2023) are not material to the consolidated financial results.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 29, 2024 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2023	$255,285	$11,209	$266,494
Impact of changes in foreign currency rates	(381)	—	(381)
Balance as of February 29, 2024	$254,904	$11,209	$266,113
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 29, 2024			August 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$108,145	$96,847	$11,298	$108,292	$95,395	$12,897
Patents	13	9,753	9,238	515	9,769	9,210	559
Trademarks and tradenames	14	2,730	2,234	496	2,734	2,197	537
Indefinite lived intangible assets:
Tradenames	N/A	24,547	—	24,547	23,345	—	23,345
		$145,175	$108,319	$36,856	$144,140	$106,802	$37,338
The Company estimates that amortization expense will be $1.6 million for the remaining six months of fiscal 2024. Amortization expense for future years is estimated to be: $2.8 million in fiscal 2025, $1.9 million in fiscal 2026, $1.8 million in fiscal 2027, $1.6 million in fiscal 2028, $1.5 million in fiscal 2029 and $1.0 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 29, 2024	August 31, 2023
Senior Credit Facility
Revolver	48,000	16,000
Term Loan	197,500	198,750
Total Senior Indebtedness	245,500	214,750
Less: Current maturities of long-term debt	(5,000)	(3,750)
Debt issuance costs	(580)	(663)
Total long-term debt, less current maturities	$239,920	$210,337

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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at February 29, 2024.
At February 29, 2024, there were $197.5 million in borrowings outstanding under the term loans, $48.0 million in borrowings outstanding under the revolving line of credit and $350.8 million available for borrowing under the revolving line of credit facility after reduction for $1.2 million of outstanding letters of credit issued under the facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 29, 2024 and August 31, 2023 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.1 million and less than $0.1 million at February 29, 2024 and August 31, 2023, respectively. The fair value of the Company's interest rate swap (see Note 9, “Derivatives”, for further information on the Company's interest rate swap) was an asset of $0.6 million and $0.7 million at February 29, 2024 and August 31, 2023, respectively. The fair value of the Company's net investment hedge (see Note 9, “Derivatives” for further information on the Company's net investment hedge) was a liability of $0.9 million and $1.2 million at February 29, 2024 and August 31, 2023, respectively. The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $19.3 million and $13.8 million at February 29, 2024 and August 31, 2023, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of $0.1 million and less than $0.1 million at February 29, 2024 and August 31, 2023, respectively. Net foreign currency loss (gain) (included in "Other expense" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Foreign currency loss (gain), net	$106	$(16)	$398	$620
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of less than $0.1 million and a net loss of $0.1 million for the three and six months ended February 29, 2024, respectively, and a net gain of $0.5 million for both the three and six months ended February 28, 2023, is recorded in other comprehensive (loss) income.
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive (loss) income where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of February 29, 2024, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net gain of $0.2 million for both the three and six months ended February 29, 2024, and a net loss of $0.3 million for both the three and six months ended February 28, 2023, is recorded in other comprehensive (loss) income.
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 29,866,946 shares of common stock for $830.6 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,094,231 shares for $30.1 million in the six months ended February 29, 2024 and did not repurchase shares in the six months ended February 28, 2023. As of February 29, 2024, the maximum number of shares that may yet be purchased under the program is 2,932,284 shares.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and the Company retired 29,841,209 treasury shares, which included 113,587 shares purchased by the Company in December 2023. Shares repurchased after December 18, 2023 were retired upon repurchase. The Company repurchased and retired an additional 25,737 shares in the quarter, for a total share repurchase of 139,324 shares during the three months ended February 29, 2024. The share retirement resulted in reductions of $6.0 million in Class A Common Stock and $824.6 million in Retained Earnings reflected in the Condensed Consolidated Balance Sheets at February 29, 2024.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Numerator:
Net earnings from continuing operations	$17,871	$7,158	$36,177	$13,568
Loss from discontinued operations, net of income taxes	(54)	(2,661)	(622)	(1,618)
Net earnings	$17,817	$4,497	$35,555	$11,950

Denominator:
Weighted average common shares outstanding - basic	54,213	57,042	54,370	56,964
Net effect of dilutive securities - stock based compensation plans	472	458	476	445
Weighted average common shares outstanding - diluted	54,685	57,500	54,846	57,409

Earnings per share from continuing operations:
Basic	$0.33	$0.13	$0.67	$0.24
Diluted	$0.33	$0.12	$0.66	$0.24

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.05)	$(0.01)	$(0.03)
Diluted	$(0.00)	$(0.05)	$(0.01)	$(0.03)

Earnings per share:*
Basic	$0.33	$0.08	$0.65	$0.21
Diluted	$0.33	$0.08	$0.65	$0.21

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	71	1,986	191	1,402

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 29, 2024 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620
Net earnings	—	—	—	—	17,738	—	—	—	17,738
Other comprehensive income, net of tax	—	—	—	—	—	370	—	—	370
Stock contribution to employee benefit plans and other	2	—	51	—	—	—	—	—	51
Vesting of equity awards	118	23	(23)	—	—	—	—	—	—
Cash dividend ($0.04 per share) true-up	—	—	—	—	21	—	—	—	21
Treasury stock repurchases	—	—	—	(26,116)	—	—	—	—	(26,116)
Stock based compensation expense	—	—	2,717	—	—	—	—	—	2,717
Stock option exercises	83	17	2,193	—	—	—	—	—	2,210
Tax effect related to net share settlement of equity awards	—	—	(2,025)	—	—	—	—	—	(2,025)
Stock issued to, acquired for and distributed from rabbi trust	3	1	89	—	—	—	(92)	92	90
Balance at November 30, 2023	83,967	$16,793	$223,474	$(826,622)	$1,028,871	$(120,840)	$(3,576)	$3,576	$321,676
Net earnings	—	—	—	—	17,817	—	—	—	17,817
Other comprehensive loss, net of tax	—	—	—	—	—	(1,207)	—	—	(1,207)
Stock contribution to employee benefit plans and other	1	—	35	—	—	—	—	—	35
Vesting of equity awards	105	21	(21)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,810	—	—	—	—	—	2,810
Stock option exercises	21	5	472	—	—	—	—	—	477
Tax effect related to net share settlement of equity awards	—	—	(953)	—	—	—	—	—	(953)
Stock issued to, acquired for and distributed from rabbi trust	26	5	258	—	—	—	(201)	201	263
Treasury stock repurchases	—	—	—	(3,992)	—	—	—	—	(3,992)
Treasury stock retired	(29,867)	(5,973)	—	830,614	(824,641)	—	—	—	—
Balance at February 29, 2024	54,253	$10,851	$226,075	$—	$222,047	$(122,047)	$(3,777)	$3,777	$336,926

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
Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Earnings from continuing operations before income tax expense	$25,267	$10,146	$49,241	$18,938
Income tax expense	7,396	2,988	13,064	5,370
Effective income tax rate	29.3%	29.5%	26.5%	28.4%
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
The effective tax rate for the three months ended February 29, 2024 was 29.3%, compared to 29.5% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The effective tax rate for the three months ended February 29, 2024 was comparable to the prior period and generally higher than the effective tax rate for the six months ended February 29, 2024 due to the unfavorable impact of stock compensation that is concentrated in the second quarter. Both the current and prior-year effective income tax rates include the impact of non-recurring items.

Note 12. Segment Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the infrastructure; industrial maintenance; repair and operations; oil & gas; mining; alternative and renewable energy; civil construction and other markets. The Other segment is included for purposes of reconciliation of the respective balances below to the condensed consolidated financial statements.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$107,942	$104,195	$212,862	$203,113
Service & Rental	26,880	26,709	58,994	55,088
	134,822	130,904	271,856	258,201

Other Segment	3,615	11,056	8,550	23,141
	$138,437	$141,960	$280,406	$281,342

Operating Profit (Loss)
IT&S Segment	$37,415	$30,437	$72,980	$57,077
Other Segment	(79)	1,156	1,892	2,580
General Corporate	(7,815)	(17,621)	(16,688)	(33,376)
	$29,521	$13,972	$58,184	$26,281

	February 29, 2024	August 31, 2023
Assets
IT&S Segment	$627,455	$632,113
Other Segment	27,690	28,127
General Corporate	114,141	102,357
	$769,286	$762,597

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
Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $7.2 million and $8.6 million at February 29, 2024 and August 31, 2023, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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

Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the six months ended February 29, 2024. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any significant financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the six months ended February 29, 2024.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Lease Cost:
Operating lease cost	$3,209	$3,346	$6,185	$6,619
Short-term lease cost	524	590	1,109	1,084
Variable lease cost	731	1,108	1,650	2,222

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Six Months Ended
	February 29, 2024	February 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,081	$6,547

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,197	805

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions company serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. The Company makes complex, often hazardous jobs possible safely and efficiently. The Company's businesses are global leaders of high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the oil & gas/petrochemical; general industrial; industrial maintenance, repair and operations (“MRO”), machining & manufacturing; power generation, infrastructure, mining and other markets. Financial information related to the Company's reportable segment is included in Note 12, "Segment Information" in the notes to the condensed consolidated financial statements. The Company has an Other operating segment, which does not meet the criteria to be considered a reportable segment.
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

Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended				Six Months Ended
Results from Continuing Operations (1)	February 29, 2024		February 28, 2023		February 29, 2024		February 28, 2023
Net sales	$138	100%	$142	100%	$280	100%	$281	100%
Cost of products sold	67	48%	72	50%	135	48%	143	51%
Gross profit	71	52%	70	50%	146	52%	138	49%
Selling, general and administrative expenses	41	29%	52	37%	83	30%	105	37%
Amortization of intangible assets	1	1%	1	1%	2	1%	3	1%
Restructuring charges	—	—%	3	2%	3	1%	4	1%
Impairment & divestiture charges	—	—%	—	—%	—	—%	—	—%
Operating profit	30	21%	14	10%	58	21%	26	9%
Financing costs, net	4	3%	3	2%	7	3%	6	2%
Other expense, net	1	0%	1	1%	2	1%	1	1%
Earnings before income tax expense	25	18%	10	7%	49	18%	19	7%
Income tax expense	7	5%	3	2%	13	5%	5	2%
Net earnings	18	13%	7	5%	36	13%	14	5%

Diluted earnings per share from continuing operations	$0.33		$0.12		$0.66		$0.24
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the second quarter of fiscal 2024 were $138 million, a decrease of $4 million or 2% compared to the prior-year comparable period. The effect of the weakening U.S. dollar on foreign currency rates compared to the second quarter of fiscal 2023 was immaterial and the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted sales by $6 million or 4%, resulting in organic sales growth of 2% year-over-year. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales" (which we formerly referred to as "core sales"). In the second quarter of fiscal 2024, product sales declined 3%, with an immaterial impact from foreign currency, and the divestiture of Cortland Industrial unfavorably impacting sales by $6 million, or 6%, resulting in product organic sales growth of 2%. The product organic sales growth is attributed to the impact of pricing actions and mix in IT&S products. Service sales increased 1% compared to the prior-year period, favorably impacted by foreign currency rates of approximately $0.4 million, or 1%, resulting in 1% organic sales decline year-over-year. Gross profit as a percentage of sales was approximately 52% for the second quarter fiscal 2024 compared to 50% in the second quarter of fiscal 2023. The increase in gross profit as a percentage of sales was driven by operational improvements related to ASCEND, favorable sales mix, the impact of pricing actions, and the disposition of the Cortland Industrial business. Operating profit for the second quarter of fiscal year 2024 was $30 million, an increase of $16 million compared to the second quarter fiscal 2023. The increase in operating profit was driven by the aforementioned benefits in gross profit, as well as the decrease in Selling, general & administrative expense ("SG&A") by approximately $14 million year-over-year. The SG&A decreases were a result of $10 million in lower ASCEND transformation program charges, $3 million of lower restructuring charges, and decreases in personnel cost and indirect spend as the Company continues to responsibly manage its discretionary spending.
Consolidated net sales for the first half of fiscal 2024 were $280 million, a decrease of $1 million compared to the first half of fiscal 2023. The effect of the weakening U.S. dollar on foreign currency rates compared to the first half of fiscal 2023 favorably impacted net sales by $3 million, or 1%, and the divestiture of Cortland Industrial unfavorably impacted sales by $13 million, or 5%, resulting in organic sales growth of 4%. Compared to the prior-year period, in the first half of fiscal 2024, product sales declined 2%, with the effect of foreign currency rates unfavorably impacting sales by $1 million, or 1%, and the divestiture of Cortland Industrial unfavorably impacting product sales by $13 million, or 6%, resulting in product organic sales growth of 3%. Service sales increased 7% compared to the prior-year period, favorably impacted by foreign currency rates of approximately $1 million, or 1%, resulting in 5% organic sales decline year-over-year. Year-to-date gross profit as a percentage of sales of 52% was approximately 300 basis points higher in fiscal 2024 compared to approximately 49% in the first half of fiscal 2023. The gross profit percent increase is driven by operational improvement, favorable sales mix and the disposition of the Cortland Industrial business in the fourth quarter or fiscal 2023. SG&A has decreased $22 million year-over-year as a result of $18 million of lower ASCEND transformation program charges, restructuring charges, bad debt benefit and personnel costs from actions taken in the ASCEND transformation program.

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

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net sales	$135	$131	$272	$258
Operating profit	37,415	30,437	72,980	57,077
Operating profit %	27.8%	23.3%	26.8%	22.1%
IT&S segment net sales for the second quarter of fiscal 2024 increased by $4 million, or 3%, compared to the second quarter of fiscal 2023. The weakening of the U.S. dollar immaterially impacted sales, resulting in 3% organic sales growth. Organic sales growth was driven by the impact of pricing actions and favorable mix. Operating profit was $37 million compared to $30 million in the second quarter of fiscal 2023. This increase was due to pricing actions, mix and reduction in SG&A.
IT&S segment net sales for the first half of fiscal 2024 increased by $14 million, or 5%, compared to the first half of fiscal 2023. The weakening of the U.S. dollar favorably impacted sales by approximately $3 million or 1%, resulting in 4% organic sales growth. Organic sales growth was driven by the impact of pricing actions and favorable mix. Operating profit was $73 million compared to $57 million in the first half of fiscal 2023. The increase was due to pricing actions and mix and reduction in SG&A.
Corporate
Corporate expenses were $8 million and $18 million for the second quarter of fiscal 2024 and 2023, respectively, and $17 million compared to $33 million for the first half of fiscal 2024 and 2023, respectively. The decrease in expenses for both the second quarter and first half of the fiscal year were driven by lower ASCEND transformation program charges.
Financing Costs, net
Net financing costs were $4 million and $3 million for the three months ended February 29, 2024 and February 28, 2023, respectively. Financing costs increased due to higher debt balances and higher interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Earnings from continuing operations before income tax expense	$25	$10	$49	$19
Income tax expense	7	3	13	5
Effective income tax rate	29.3%	29.5%	26.5%	28.4%
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
The effective tax rate for the three months ended February 29, 2024 was 29.3%, compared to 29.5% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The effective tax rate for the three months ended February 29, 2024 was comparable to the prior period and generally higher than the effective tax rate for the six months ended February 29, 2024, due to the unfavorable impact of stock compensation that is concentrated in the second quarter. Both the current and prior-year effective income tax rates include the impact of non-recurring items.

Cash Flows and Liquidity
At February 29, 2024, we had $154 million of cash and cash equivalents, of which $143 million was held by our foreign subsidiaries and $11 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Six Months Ended
	February 29, 2024	February 28, 2023
Cash provided by operating activities	$7	$10
Cash used in investing activities	(6)	(5)
Cash used in financing activities	(2)	—
Effect of exchange rate changes on cash	—	(1)
Net (decrease) increase in cash and cash equivalents	$(1)	$4
Net cash provided by operating activities was $7 million for the six months ended February 29, 2024 and $10 million February 28, 2023, respectively. Cash flow from operations was lower than the prior year driven by higher accounts receivable balances, higher incentive compensation payments partially offset by lower ASCEND transformation program.
Net cash used in investing activities was $6 million for the six months ended February 29, 2024 and $5 million for the six months ended February 28, 2023. The first half of fiscal year 2024 investing activities included capital expenditures, purchase of business assets and final payments received from the sale of the Cortland Industrial business in July 2023. The prior year first half cash flows used in investing were for capital expenditures.
Net cash used in financing activities was $2 million for the six months ended February 29, 2024 compared to less than $1 million of net cash used in financing activities for the six months ended February 28, 2023. The net cash used in financing activities for the six months ended February 29, 2024 included a $32 million net increase in total borrowings, offset by $30 million of payments to acquire treasury shares, annual cash dividend payments of $2 million and $1 million principal repayments on the term loan. Net cash used in financing activities for the six months ended February 28, 2023 consisted of $6 million increase in total borrowings offset by $2 million in debt issuance costs, $2 million payment of the annual cash dividend and net $1 million of stock options and taxes paid on equity awards.
On September 9, 2022, the Company refinanced its previous senior credit facility with a $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which is scheduled to mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. The senior credit facility contains restrictive covenants and financial covenants. See Note 7, "Debt" in the notes to the condensed consolidated financial statements for further details regarding the senior credit facility.
At February 29, 2024, there were $48 million of borrowings and $351 million available under the revolving line of credit facility after reduction for $1 million of outstanding letters of credit issued under the senior credit facility. The Company was in compliance with all covenants under the senior credit facility at February 29, 2024.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	February 29, 2024	PWC%	August 31, 2023	PWC%
Accounts receivable, net	$98	18%	$98	15%
Inventory, net	83	15%	75	12%
Accounts payable	(44)	(8)%	(51)	(8)%
Net primary working capital	$137	25%	$122	19%

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
We had outstanding letters of credit totaling $7 million and $9 million at February 29, 2024 and August 31, 2023, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at February 29, 2024 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our fiscal 2023 Annual Report on Form 10-K.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our fiscal 2023 Annual Report on Form 10-K.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: As of February 29, 2024, long-term debt consisted of $48 million of borrowing under the revolving line of credit (variable rate debt) and $198 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended February 29, 2024.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $6 million and operating profit would have been lower by approximately $1 million, respectively, for the three months ended February 29, 2024. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $38 million reduction to equity (accumulated other comprehensive loss) as of February 29, 2024, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and interim principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and interim principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 29,866,946 shares of common stock for $831 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,094,231 shares for $30 million in the six months ended February 29, 2024 and did not repurchase shares in the six months ended February 28, 2023. As of February 29, 2024, the maximum number of shares that may yet be purchased under the program is 2,932,284 shares.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and the Company retired 29,841,209 treasury shares, which included 113,587 shares purchased by the Company in December 2023. Shares repurchased after December 18, 2023 were retired upon repurchase. As a result, the Company repurchased and retired an additional 25,737 shares in the quarter for a total share repurchase of 139,324 shares during the three months ended February 29, 2024.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
December 1 to December 31, 2023	113,587	$28.21	2,958,021
January 1 to January 31, 2024	5,545	28.72	2,952,476
February 1 to February 29, 2024	20,192	31.16	2,932,284
	139,324	$27.52
Item 5 – Other Information
During the three months ended February 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and six months ended February 29, 2024 and February 28, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 22, 2024	By:	/S/ P. SHANNON BURNS
P. Shannon Burns
Head of Financial Planning, Operations and Decision Support (Interim Principal Financial Officer)