Form 10-Q
period 2024-05-31
ENERPAC TOOL GROUP CORP
filed 2024-06-25
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 20, 2024 was 54,300,146.

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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net sales	$150,389	$156,253	$430,796	$437,595
Cost of products sold	72,506	78,395	207,188	221,464
Gross profit	77,883	77,858	223,608	216,131

Selling, general and administrative expenses	42,101	48,810	125,041	154,116
Amortization of intangible assets	824	1,357	2,480	4,075
Restructuring charges	1,595	2,252	4,393	6,220
Impairment & divestiture charges	—	—	147	—
Operating profit	33,363	25,439	91,547	51,720
Financing costs, net	3,385	3,250	10,793	9,170
Other expense, net	544	525	2,079	1,948
Earnings before income tax expense	29,434	21,664	78,675	40,602
Income tax expense	6,813	4,688	19,877	10,058
Net earnings from continuing operations	22,621	16,976	58,798	30,544
Earnings (loss) from discontinued operations, net of income taxes	3,157	(4,596)	2,535	(6,214)
Net earnings	$25,778	$12,380	$61,333	$24,330

Earnings per share from continuing operations
Basic	$0.42	$0.30	$1.08	$0.54
Diluted	$0.41	$0.30	$1.07	$0.53

Earnings (loss) per share from discontinued operations
Basic	$0.06	$(0.08)	$0.05	$(0.11)
Diluted	$0.06	$(0.08)	$0.05	$(0.11)

Earnings per share*
Basic	$0.47	$0.22	$1.13	$0.43
Diluted	$0.47	$0.22	$1.12	$0.42

Weighted average common shares outstanding
Basic	54,292	57,052	54,344	56,993
Diluted	54,826	57,432	54,840	57,417

*The total of Earnings per share from continuing operations and Earnings (loss) per share from discontinued operations may not equal Earnings per share due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net earnings	$25,778	$12,380	$61,333	$24,330
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	423	2,420	(2,460)	8,918
Pension and other postretirement benefit plans	146	115	1,206	337
Cash flow hedges	139	(542)	1,125	5
Total other comprehensive income (loss), net of tax	708	1,993	(129)	9,260
Comprehensive income	$26,485	$14,373	$61,204	$33,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	May 31, 2024	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$132,362	$154,415
Accounts receivable, net	107,617	97,649
Inventories, net	79,107	74,765
Other current assets	28,712	28,811
Total current assets	347,798	355,640
Property, plant and equipment, net	36,237	38,968
Goodwill	266,814	266,494
Other intangible assets, net	36,243	37,338
Other long-term assets	62,372	64,157
Total assets	$749,464	$762,597
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$41,664	$50,483
Accrued compensation and benefits	24,305	33,194
Current maturities of debt	5,000	3,750
Income taxes payable	7,223	3,771
Other current liabilities	43,799	56,922
Total current liabilities	121,991	148,120
Long-term debt, net	190,711	210,337
Deferred income taxes	3,656	5,667
Pension and postretirement benefit liabilities	9,873	10,247
Other long-term liabilities	57,462	61,606
Total liabilities	383,693	435,977
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 54,288,866 and 83,760,798 shares, respectively	10,858	16,752
Additional paid-in capital	230,996	220,472
Treasury stock, at cost, 0 and 28,772,715 shares, respectively	—	(800,506)
Retained earnings	245,256	1,011,112
Accumulated other comprehensive loss	(121,339)	(121,210)
Stock held in trust	(3,777)	(3,484)
Deferred compensation liability	3,777	3,484
Total shareholders' equity	365,771	326,620
Total liabilities and shareholders’ equity	$749,464	$762,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31, 2024	May 31, 2023
Operating Activities
Net earnings	$61,333	$24,330
Less: Earnings (loss) from discontinued operations, net of income taxes	2,535	(6,214)
Net earnings from continuing operations	58,798	30,544
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	147	—
Depreciation and amortization	9,970	12,503
Stock-based compensation expense	8,299	6,482
Deferred income taxes	(4,297)	769
Amortization of debt issuance costs	438	756
Receivable reserve	147	—
Other non-cash expenses	3,300	588
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(10,450)	4,430
Inventories	(3,769)	(7,073)
Trade accounts payable	(8,972)	(26,198)
Prepaid expenses and other assets	(5,568)	(5,348)
Income tax accounts	8,305	4,621
Accrued compensation and benefits	(8,542)	6,477
Other accrued liabilities	(8,262)	(3,990)
Cash provided by operating activities - continuing operations	39,544	24,561
Cash (used in) provided by operating activities - discontinued operations	(2,586)	2,470
Cash provided by operating activities	36,958	27,031

Investing Activities
Capital expenditures	(4,970)	(7,796)
Working capital adjustment from the sale of business assets	(1,133)	—
Purchase of business assets	(1,402)	—
Cash used in investing activities - continuing operations	(7,505)	(7,796)
Cash used in investing activities	(7,505)	(7,796)

Financing Activities
Borrowings on revolving credit facility	48,000	60,000
Principal repayments on revolving credit facility	(64,000)	(24,000)
Principal repayments on term loan	(2,500)	(625)
Proceeds from issuance of term loan	—	200,000
Payment for redemption of revolver	—	(200,000)
Swingline borrowings/repayments, net	—	(4,000)
Payment of debt issuance costs	—	(2,486)
Purchase of treasury shares	(32,691)	(20,831)
Taxes paid related to the net share settlement of equity awards	(3,235)	(2,673)
Stock option exercises & other	5,200	1,212
Payment of cash dividend	(2,178)	(2,274)
Cash (used in) provided by financing activities - continuing operations	(51,404)	4,323
Cash (used in) provided by financing activities	(51,404)	4,323

Effect of exchange rate changes on cash	(102)	(2,256)
Net (decrease) increase in cash and cash equivalents	(22,053)	21,302
Cash and cash equivalents - beginning of period	154,415	120,699
Cash and cash equivalents - end of period	$132,362	$142,001
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2024.
Accumulated Other Comprehensive Loss
The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2024	August 31, 2023
Foreign currency translation adjustments	$104,728	$102,268
Pension and other postretirement benefit plans	17,188	18,394
Cash flow hedges	(577)	548
Accumulated other comprehensive loss	$121,339	$121,210
Property Plant and Equipment
The following is a summary of the Company's components of property, plant and equipment (in thousands):

	May 31, 2024	August 31, 2023
Land, buildings and improvements	$14,237	$14,070
Machinery and equipment	140,138	136,566
Gross property, plant and equipment	154,375	150,636
Less: Accumulated depreciation	(118,138)	(111,668)
Property, plant and equipment, net	$36,237	$38,968
Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following summarizes the changes in product warranty reserves for the nine months ended May 31, 2024 and 2023, respectively (in thousands):

	Nine Months Ended
	May 31, 2024	May 31, 2023
Beginning balance	$856	$1,140
Provision for warranties	269	546
Warranty payments and costs incurred	(547)	(557)
Impact of changes in foreign currency rates	—	23
Ending balance	$578	$1,152

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Revenues recognized at point in time	$117,107	$127,216	$331,634	$350,995
Revenues recognized over time	33,282	29,037	99,162	86,600
Total	$150,389	$156,253	$430,796	$437,595
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	May 31, 2024	August 31, 2023
Receivables, which are included in accounts receivable, net	$107,617	$97,649
Contract assets, which are included in other current assets	5,833	3,989
Contract liabilities, which are included in other current liabilities	2,396	2,927
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $15.8 million and $16.8 million at May 31, 2024 and August 31, 2023, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of May 31, 2024 and May 31, 2023, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of May 31, 2024 and May 31, 2023, the Company had a total bad debt reserve of $13.2 million related to this agent. The allowance for doubtful accounts for this particular agent as of May 31, 2024 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to: (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021; (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from agent to end customer; (iii) the status of ongoing negotiations with the agent to secure payments; and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country, which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of May 31, 2024, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 10.6% of the Company's outstanding accounts receivable. As of May 31, 2024, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of May 31, 2024, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $2.4 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
The Company is implementing the program and originally anticipated investing approximately $60 to $65 million and in March 2023 anticipated that this investment would increase to $70 to $75 million (as disclosed in Note 4, "Restructuring Charges," approximately $10 to $15 million of these investments will be in the form of restructuring charges) over the life of the program, which is expected to be finalized as we exit fiscal 2024. Elements of these investments could include such cash costs as capital expenditures, restructuring costs, third-party support, and incentive costs, which are not available for the senior management team. Total program expenses were approximately $3.6 million and $9.3 million in the three and nine months ended May 31, 2024, respectively, and $8.2 million and $32.9 million in the three and nine months ended May 31, 2023, respectively. Of the total ASCEND program expenses, $1.5 million and $3.9 million for the three and nine months ended May 31, 2024, respectively and $5.5 million and $26.1 million for the three and nine months ended May 31, 2023, respectively, were recorded within SG&A expenses. Further, ASCEND program expenses recorded within cost of goods sold were approximately $0.6 million and $1.0 million for the three and nine months ended May 31, 2024 and $0.4 million and $0.6 million for the three and nine months ended May 31, 2023. Additionally, for the three and nine months ended May 31, 2024, respectively, $1.6 million and $4.4 million were recorded within restructuring expenses with $2.3 million and $6.2 million for the three and nine months ended May 31, 2023, respectively (see Note 4, "Restructuring Charges" below). For fiscal 2024, we expect to incur $10 to $15 million of ASCEND transformation program costs; this range is inclusive of $3 to $5 million of restructuring costs.

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
On June 27, 2022, the Company approved a new restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures impacting both IT&S and Corporate. On September 23, 2022, the Company approved an updated restructuring plan. The restructuring costs of this updated plan (which includes the amounts for the plan approved in June 2022) are estimated at $10 to $15 million. These costs are expected to be incurred over the expected duration of the transformation program, ending in the fourth quarter of fiscal year 2024. The Company recorded $1.6 million and $4.4 million in the three and nine months ended May 31, 2024, respectively, and $2.3 million and $6.2 million in the three and nine months ended May 31, 2023, respectively, of restructuring charges associated with the ASCEND transformation program.
The following summarizes restructuring reserve activity (which for the nine months ended May 31, 2023 excludes $0.6 million of charges associated with ASCEND transformation plan, respectively, associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) for the IT&S segment and Corporate for the nine months ended May 31, 2024 (in thousands):

	Nine Months Ended May 31, 2024
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	4,126	235
Cash payments	(3,509)	(309)
Impact of changes in foreign currency rates	—	—
Balance as of May 31, 2024	$2,855	$—

	Nine Months Ended May 31, 2023
	IT&S	Corporate
Balance as of August 31, 2022	$2,008	$797
Restructuring charges	4,570	1,038
Cash payments	(4,646)	(1,734)
Impact of changes in foreign currency rates	122	2
Balance as of May 31, 2023	$2,054	$103
Total restructuring charges (inclusive of the Other operating segment) were $1.6 million and $4.4 million in the three and nine months ended May 31, 2024, respectively, and $2.3 million and $6.2 million in the three and nine months ended May 31, 2023, respectively, being reported in "Restructuring charges."
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

The following represents the detail of "Earnings (loss) from discontinued operations, net of income taxes" within the Condensed Consolidated Statements of Earnings (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Selling, general and administrative (benefit) expenses	$(5,392)	$5,932	$(5,223)	$9,373
Impairment & divestiture benefit	—	—	—	(1,329)
Operating income (loss)	5,392	(5,932)	5,223	(8,044)
Other loss, net	—	—	—	—
Earnings (Loss) before income tax expense	5,392	(5,932)	5,223	(8,044)
Income tax expense (benefit)	2,235	(1,336)	2,688	(1,830)
Earnings (Loss) from discontinued operations, net of income taxes	$3,157	$(4,596)	$2,535	$(6,214)
Other Divestiture Activities
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment, for net cash proceeds of $20.1 million. In connection with the completion of the sale, the Company recorded a net gain of $6.0 million, inclusive of $0.1 million of purchase price from the customary finalization of working capital negotiations in the first quarter of fiscal 2024. The historical results of the Cortland Industrial business (which had net sales of $6.9 million and $20.2 million, for three and nine months ended May 31, 2023, respectively) are not material to the consolidated financial results.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2024 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2023	$255,285	$11,209	$266,494
Impact of changes in foreign currency rates	320	—	320
Balance as of May 31, 2024	$255,605	$11,209	$266,814
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		May 31, 2024			August 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$108,473	$97,871	$10,602	$108,292	$95,395	$12,897
Patents	13	9,791	9,284	507	9,769	9,210	559
Trademarks and tradenames	14	2,738	2,262	476	2,734	2,197	537
Indefinite lived intangible assets:
Tradenames	N/A	24,658	—	24,658	23,345	—	23,345
		$145,660	$109,417	$36,243	$144,140	$106,802	$37,338
The Company estimates that amortization expense will be $0.8 million for the remaining three months of fiscal 2024. Amortization expense for future years is estimated to be: $2.9 million in fiscal 2025, $1.9 million in fiscal 2026, $1.8 million in fiscal 2027, $1.7 million in fiscal 2028, $1.5 million in fiscal 2029 and $1.0 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2024	August 31, 2023
Senior Credit Facility
Revolver	—	16,000
Term Loan	196,250	198,750
Total Senior Indebtedness	196,250	214,750
Less: Current maturities of long-term debt	(5,000)	(3,750)
Debt issuance costs	(539)	(663)
Total long-term debt, less current maturities	$190,711	$210,337

Senior Credit Facility
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which is scheduled to mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. This facility replaces LIBOR with adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. Borrowings under the credit facility bear interest at adjusted term SOFR plus 1.125% per annum.
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at May 31, 2024.
At May 31, 2024, there were $196.3 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $398.8 million available for borrowing under the revolving line of credit facility after reduction for $1.2 million of outstanding letters of credit issued under the facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2024 and August 31, 2023 due to their short-term nature and/or the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of less than $0.1 million at May 31, 2024 and August 31, 2023, respectively. The fair value of the Company's interest rate swap (see Note 9, “Derivatives”, for further information on the Company's interest rate swap) was an asset of $0.8 million and $0.7 million at May 31, 2024 and August 31, 2023, respectively. The fair value of the Company's net investment hedge (see Note 9, “Derivatives” for further information on the Company's net investment hedge) was a liability of $1.0 million and $1.2 million at May 31, 2024 and August 31, 2023, respectively. The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $6.7 million and $13.8 million at May 31, 2024 and August 31, 2023, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and net liability of less than $0.1 million at May 31, 2024 and August 31, 2023, respectively. Net foreign currency loss (included in "Other expense" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Foreign currency loss, net	$84	$242	$482	$862
During December 2022, the Company entered into an interest rate swap, with a maturity date of November 30, 2025, for the notional amount of $60.0 million at a fixed interest rate of 4.022% to hedge the floating interest rate of the Company's term loan. The interest rate swap was designated and qualified as a cash flow hedge. The Company uses the interest rate swap for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company's debt from a floating rate to a fixed rate.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of $0.1 million and less than $0.1 million for the three and nine months ended May 31, 2024, respectively, and a net loss of $0.5 million and a net gain of less than $0.1 million for the three and nine months ended May 31, 2023, respectively, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of May 31, 2024, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net loss of $0.8 million and a net gain $0.1 million for the three and nine months ended May 31, 2024, respectively, and a net loss of $0.3 million and $0.6 million for the three and nine months ended May 31, 2023, respectively, is recorded in other comprehensive income (loss).
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 29,938,482 shares of common stock for $833.2 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,165,767 shares for $32.7 million in the nine months ended May 31, 2024 and repurchased 843,689 shares for $20.8 million in the nine months ended May 31, 2023. As of May 31, 2024, the maximum number of shares that may yet be purchased under the program is 2,860,748 shares.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and the Company retired 29,841,209 treasury shares. The initial share retirement resulted in reductions of $6.0 million in Class A Common Stock and $824.6 million in Retained Earnings reflected in the Condensed Consolidated Balance Sheets at May 31, 2024. Shares repurchased after December 18, 2023 were retired upon repurchase. The Company repurchased and retired 71,536 shares during the three months ended May 31, 2024.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Numerator:
Net earnings from continuing operations	$22,621	$16,976	$58,798	$30,544
Net earning (loss) from discontinued operations	3,157	(4,596)	2,535	(6,214)
Net earnings	$25,778	$12,380	$61,333	$24,330

Denominator:
Weighted average common shares outstanding - basic	54,292	57,052	54,344	56,993
Net effect of dilutive securities - stock based compensation plans	534	380	496	424
Weighted average common shares outstanding - diluted	54,826	57,432	54,840	57,417

Earnings per share from continuing operations:
Basic	$0.42	$0.30	$1.08	$0.54
Diluted	$0.41	$0.30	$1.07	$0.53

Earnings (Loss) per share from discontinued operations:
Basic	$0.06	$(0.08)	$0.05	$(0.11)
Diluted	$0.06	$(0.08)	$0.05	$(0.11)

Earnings per share:*
Basic	$0.47	$0.22	$1.13	$0.43
Diluted	$0.47	$0.22	$1.12	$0.42

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	1	397	128	1,067

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2024 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620
Net earnings	—	—	—	—	17,738	—	—	—	17,738
Other comprehensive income, net of tax	—	—	—	—	—	370	—	—	370
Stock contribution to employee benefit plans and other	2	—	51	—	—	—	—	—	51
Vesting of equity awards	118	23	(23)	—	—	—	—	—	—
Cash dividend ($0.04 per share) true-up	—	—	—	—	21	—	—	—	21
Treasury stock repurchases	—	—	—	(26,116)	—	—	—	—	(26,116)
Stock based compensation expense	—	—	2,717	—	—	—	—	—	2,717
Stock option exercises	83	17	2,193	—	—	—	—	—	2,210
Tax effect related to net share settlement of equity awards	—	—	(2,025)	—	—	—	—	—	(2,025)
Stock issued to, acquired for and distributed from rabbi trust	3	1	89	—	—	—	(92)	92	90
Balance at November 30, 2023	83,967	$16,793	$223,474	$(826,622)	$1,028,871	$(120,840)	$(3,576)	$3,576	$321,676
Net earnings	—	—	—	—	17,817	—	—	—	17,817
Other comprehensive loss, net of tax	—	—	—	—	—	(1,207)	—	—	(1,207)
Stock contribution to employee benefit plans and other	1	—	35	—	—	—	—	—	35
Vesting of equity awards	105	21	(21)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,810	—	—	—	—	—	2,810
Stock option exercises	21	5	472	—	—	—	—	—	477
Tax effect related to net share settlement of equity awards	—	—	(953)	—	—	—	—	—	(953)
Stock issued to, acquired for and distributed from rabbi trust	26	5	258	—	—	—	(201)	201	263
Treasury stock repurchases	—	—	—	(3,992)	—	—	—	—	(3,992)
Treasury stock retired	(29,867)	(5,973)	—	830,614	(824,641)	—	—	—	—
Balance at February 29, 2024	54,253	$10,851	$226,075	$—	$222,047	$(122,047)	$(3,777)	$3,777	$336,926
Net earnings	—	—	—	—	25,778	—	—	—	25,778
Other comprehensive income, net of tax	—	—	—	—	—	708	—	—	708
Stock contribution to employee benefit plans and other	2	1	74	—	—	—	—	—	75
Vesting of equity awards	14	2	(2)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,772	—	—	—	—	—	2,772
Stock option exercises	92	18	2,213	—	—	—	—	—	2,231
Tax effect related to net share settlement of equity awards	—	—	(136)	—	—	—	—	—	(136)
Treasury stock repurchased and retired	(72)	(14)	—	—	(2,569)	—	—	—	(2,583)
Balance at May 31, 2024	54,289	$10,858	$230,996	$—	$245,256	$(121,339)	$(3,777)	$3,777	$365,771

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2023 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2022	83,397	$16,679	$212,986	$(742,844)	$966,751	$(134,961)	$(3,209)	$3,209	$318,611
Net earnings	—	—	—	—	7,453	—	—	—	7,453
Other comprehensive income, net of tax	—	—	—	—	—	6,024	—	—	6,024
Stock contribution to employee benefit plans and other	3	1	41	—	—	—	—	—	42
Vesting of equity awards	84	17	(17)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,155	—	—	—	—	—	2,155
Stock option exercises	42	8	922	—	—	—	—	—	930
Tax effect related to net share settlement of equity awards	—	—	(969)	—	—	—	—	—	(969)
Stock issued to, acquired for and distributed from rabbi trust	3	1	76	—	—	—	(30)	30	77
Balance at November 30, 2022	83,529	$16,706	$215,194	$(742,844)	$974,204	$(128,937)	$(3,239)	$3,239	$334,323
Net earnings	—	—	—	—	4,497	—	—	—	4,497
Other comprehensive income, net of tax	—	—	—	—	—	1,243	—	—	1,243
Stock contribution to employee benefit plans and other	2	—	49	—	—	—	—	—	49
Vesting of equity awards	173	34	(34)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,120	—	—	—	—	—	2,120
Tax effect related to net share settlement of equity awards	—	—	(1,505)	—	—	—	—	—	(1,505)
Stock issued to, acquired for and distributed from rabbi trust	28	6	55	—	—	—	(81)	81	61
Balance at February 28, 2023	83,732	$16,746	$215,879	$(742,844)	$978,701	$(127,694)	$(3,320)	$3,320	$340,788
Net earnings	—	—	—	—	12,380	—	—	—	12,380
Other comprehensive income, net of tax	—	—	—	—	—	1,993	—	—	1,993
Stock contribution to employee benefit plans and other	2	1	58	—	—	—	—	—	59
Vesting of equity awards	12	2	(2)	—	—	—	—	—	—
Treasury stock repurchases	—	—	—	(20,831)	—	—	—	—	(20,831)
Stock based compensation expense	—	—	2,207	—	—	—	—	—	2,207
Stock option exercises	2	—	43	—	—	—	—	—	43
Tax effect related to net share settlement of equity awards	—	—	(110)	—	—	—	—	—	(110)
Stock issued to, acquired for and distributed from rabbi trust	4	1	89	—	—	—	(85)	85	90
Balance at May 31, 2023	83,752	$16,750	$218,164	$(763,675)	$991,081	$(125,701)	$(3,405)	$3,405	$336,619

Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Earnings from continuing operations before income tax expense	$29,434	$21,664	$78,675	$40,602
Income tax expense	6,813	4,688	19,877	10,058
Effective income tax rate	23.1%	21.6%	25.3%	24.8%
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
The effective tax rate for the three months ended May 31, 2024 was 23.1%, compared to 21.6% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended May 31, 2024 was primarily driven by the full year impacts of withholding tax related to current and future distributions, while the effective tax rate for the nine months ended May 31, 2024 is comparable to the prior-year period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$117,742	$117,868	$330,606	$320,980
Service & Rental	28,194	26,258	87,187	81,346
	145,936	144,126	417,793	402,326

Other Segment	4,453	12,127	13,003	35,269
	$150,389	$156,253	$430,796	$437,595

Operating Profit (Loss)
IT&S Segment	$41,048	$36,207	$114,028	$93,284
Other Segment	1,253	1,965	3,144	4,545
Corporate	(8,938)	(12,733)	(25,625)	(46,109)
	$33,363	$25,439	$91,547	$51,720

	May 31, 2024	August 31, 2023
Assets
IT&S Segment	$618,479	$632,113
Other Segment	28,079	28,127
Corporate	102,906	102,357
	$749,464	$762,597

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
Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $8.0 million and $8.6 million at May 31, 2024 and August 31, 2023, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the nine months ended May 31, 2024. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any significant financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the nine months ended May 31, 2024.
The components of lease expense were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	$3,193	$3,324	$9,379	$9,943
Short-term lease cost	452	612	1,561	1,696
Variable lease cost	582	836	2,233	3,059

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Nine Months Ended May 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,086	$9,845

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,940	1,418

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
Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
Results from Continuing Operations (1)	2024		2023		2024		2023
Net sales	$150	100%	$156	100%	$431	100%	$438	100%
Cost of products sold	73	48%	78	50%	207	48%	221	51%
Gross profit	78	52%	78	50%	224	52%	216	49%
Selling, general and administrative expenses	42	28%	49	31%	125	29%	154	35%
Amortization of intangible assets	1	1%	1	1%	2	1%	4	1%
Restructuring charges	2	1%	2	1%	4	1%	6	1%
Impairment & divestiture charges	—	—%	—	—%	—	—%	—	—%
Operating profit	33	22%	25	16%	92	21%	52	12%
Financing costs, net	3	2%	3	2%	11	3%	9	2%
Other expense, net	1	—%	1	1%	2	0%	2	—%
Earnings before income tax expense	29	20%	22	14%	79	18%	41	9%
Income tax expense	7	5%	5	3%	20	5%	10	2%
Net earnings	23	15%	17	11%	59	14%	31	7%

Diluted earnings per share from continuing operations	$0.41		$0.30		$1.07		$0.53
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the third quarter of fiscal 2024 were $150 million, a decrease of $6 million or 4% compared to the prior-year comparable period. The effect of the strengthening U.S. dollar on foreign currency rates compared to the third quarter of fiscal 2023 unfavorably impacted sales by approximately $1 million or 1%, and the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted sales by $7 million, or 4%, resulting in organic sales growth of 1% year-over-year. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales" (which we formerly referred to as "core sales"). In the third quarter of fiscal 2024, product sales declined $8 million, or 6%, with foreign currency unfavorably impacting sales approximately $1 million, and the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted sales by $7 million or 5%, resulting in flat product organic sales compared to the prior-year period. Although total product sales were flat, IT&S product sales increased from the prior-year, due to the impact of pricing actions and mix within the IT&S product offerings. This increase was fully offset by sales decline in the Cortland Medical business. In the third quarter of fiscal 2024, service sales increased $2 million, or 7%, with immaterial impact of foreign currency, resulting in 7% organic sales growth year-over-year. Gross profit as a percentage of sales was approximately 52% for the third quarter of fiscal 2024 compared to 50% in the third quarter of fiscal 2023. The increase in gross profit as a percentage of sales was driven by operational improvements related to ASCEND, favorable sales mix, the impact of pricing actions, and the divestiture of the Cortland Industrial business. Operating profit for the third quarter of fiscal year 2024 was $33 million, an increase of $8 million compared to the third quarter of fiscal 2023. The increase in operating profit was mainly driven by a $7 million decrease in Selling, general & administrative expense ("SG&A") year-over-year. The SG&A decreases were a result of $4 million in lower ASCEND transformation program charges, $1 million of lower restructuring charges, and decreases in personnel costs and discretionary spend as the Company continues to responsibly manage its spending.
Consolidated net sales were $431 million for the nine months ended May 31, 2024, a decrease of $7 million compared to nine months ended May 31, 2023. The effect of the weakening U.S. dollar on foreign currency rates compared to the same nine months of fiscal 2023 favorably impacted net sales by $2 million, or 0.4%, and the divestiture of Cortland Industrial unfavorably impacted sales by $20 million, or 5%, resulting in organic sales growth of 3%. Compared to the prior-year period, product sales declined 4% for the nine months ended May 31, 2024, with the effect of foreign currency rates unfavorably impacting sales by approximately $1 million, or 0.2%, and the divestiture of Cortland Industrial unfavorably impacting product sales by $20 million, or 6%, resulting in product organic sales growth of 2%. Service sales increased 7% compared to the prior-year period, favorably impacted by foreign currency rates of approximately $1 million, or 2%, resulting in 6% organic sales growth year-over-year. Year-to-date gross profit as a percentage of sales of 52% was approximately 250 basis points higher for the nine months ended May 31, 2024 compared to approximately 49% for the nine months ended May 31, 2023. The gross profit percent increase is driven by operational improvement, favorable sales mix and the divestiture of the Cortland Industrial business in the fourth quarter or fiscal 2023. SG&A has decreased $31 million year-over-year as a result of $22 million of lower ASCEND transformation program charges, $2 million of lower restructuring charges, personnel cost and discretionary spend as the Company continues to responsibly manage its spending.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net sales	$146	$144	$418	$402
Operating profit	41	36	114	93
Operating profit %	28.1%	25.1%	27.3%	23.2%
IT&S segment net sales for the third quarter of fiscal 2024 increased by $2 million, or 1%, compared to the third quarter of fiscal 2023. The strengthening of the U.S. dollar unfavorably impacted sales by approximately $1 million or 1%, resulting in 2% organic sales growth. Organic sales growth was driven by the impact of pricing actions and favorable mix. Operating profit was $41 million compared to $36 million in the third quarter of fiscal 2023. This increase was due to pricing actions, mix and reduction in SG&A.
IT&S segment net sales for the nine months ended May 31, 2024 increased by $15 million, or 4%, compared to the nine months ended May 31, 2023. The weakening of the U.S. dollar favorably impacted sales by approximately $2 million or 0.2%, resulting in 3% organic sales growth. Organic sales growth was driven by the impact of pricing actions and favorable mix. Operating profit was $114 million compared to $93 million in the first nine months of fiscal 2023. The increase was due to pricing actions and mix and reduction in SG&A.
Corporate
Corporate expenses were $9 million and $13 million for the third quarter of fiscal 2024 and 2023, respectively, and $26 million compared to $46 million for the nine months ended May 31, 2024 and 2023, respectively. The decrease in expenses for both the three and nine months ended May 31, 2024 were driven by lower ASCEND transformation program charges.
Financing Costs, net
Net financing costs were $3 million in both the three months ended May 31, 2024 and 2023. For the nine months ended May 31, 2024 and 2023, net financing costs were $11 million and $9 million, respectively. Financing costs increased due to higher debt balances and higher interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Earnings from continuing operations before income tax expense	$29	$22	$79	$41
Income tax expense	7	5	20	10
Effective income tax rate	23.1%	21.6%	25.3%	24.8%
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

The effective tax rate for the three months ended May 31, 2024 was 23.1%, compared to 21.6% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended May 31, 2024 was primarily driven by the full year impacts of withholding tax related to current and future distributions, while the effective tax rate for the nine months ended May 31, 2024 is comparable to the prior-year period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At May 31, 2024, we had $132 million of cash and cash equivalents, of which $120 million was held by our foreign subsidiaries and $12 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Nine Months Ended
	May 31, 2024	May 31, 2023
Cash provided by operating activities	$37	$27
Cash used in investing activities	(8)	(8)
Cash (used in) provided by financing activities	(51)	4
Effect of exchange rate changes on cash	—	(2)
Net (decrease) increase in cash and cash equivalents	$(22)	$21
Net cash provided by operating activities was $37 million for the nine months ended May 31, 2024 and $27 million May 31, 2023, respectively. Cash flow from operations was higher than the prior year driven by higher earnings in between the comparable periods.
Net cash used in investing activities was $8 million for both the nine months ended May 31, 2024 and 2023, respectively. The first nine months of fiscal year 2024 investing activities included capital expenditures, purchase of business assets and final payments received from the sale of the Cortland Industrial business in July 2023. The prior-year nine-month period cash flows used in investing were for capital expenditures.
Net cash used in financing activities was $51 million for the nine months ended May 31, 2024 compared to $4 million of net cash provided by financing activities for the nine months ended May 31, 2023. The net cash used in financing activities for the nine months ended May 31, 2024 is mainly driven by the $19 million of net payments on borrowings and $32 million of payments to acquire treasury shares. Net cash used in financing activities for the nine months ended May 31, 2023 consisted of $31 million increase in total borrowings offset by $21 million of payments to acquire treasury shares, $2 million in debt issuance costs, $2 million payment of the annual cash dividend and net $1 million of stock options and taxes paid on equity awards.
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
At May 31, 2024, there were no borrowings and $399 million available under the revolving line of credit facility after reduction for $1 million of outstanding letters of credit issued under the senior credit facility. The Company was in compliance with all covenants under the senior credit facility at May 31, 2024.
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

Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	May 31, 2024	PWC%	August 31, 2023	PWC%
Accounts receivable, net	$108	18%	$98	15%
Inventory, net	79	13%	75	12%
Accounts payable	(42)	(7)%	(51)	(8)%
Net primary working capital	$145	24%	$122	19%
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
We had outstanding letters of credit totaling $8 million and $9 million at May 31, 2024 and August 31, 2023, respectively, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at May 31, 2024 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in our fiscal 2023 Annual Report on Form 10-K.
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
Interest Rate Risk: As of May 31, 2024, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $196 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended May 31, 2024.
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

The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $7 million and operating profit would have been lower by approximately $1 million, respectively, for the three months ended May 31, 2024. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $33 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2024, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 29,938,482 shares of common stock for $833 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,165,767 shares for $33 million in the nine months ended May 31, 2024 and repurchased 843,689 shares for $21 million in the nine months ended May 31, 2023. As of May 31, 2024, the maximum number of shares that may yet be purchased under the program is 2,860,748 shares.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and the Company retired 29,841,209 treasury shares. The initial share retirement resulted in reductions of $6 million in Class A Common Stock and $825 million in Retained Earnings reflected in the Condensed Consolidated Balance Sheets at May 31, 2024. Shares repurchased after December 18, 2023 were retired upon repurchase. The Company repurchased and retired 71,536 shares during the three months ended May 31, 2024.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2024	—	$—	2,932,284
April 1 to April 30, 2024	44,184	36.15	2,888,100
May 1 to May 31, 2024	27,352	35.97	2,860,748
	71,536	$36.11
Item 5 – Other Information
On March 29, 2024, E. James Ferland, the Company’s non-executive Chair of the Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Ferland’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the potential exercise of vested stock options (which, if not exercised, would expire on January 20, 2025) and the associated sale of up to 3,875 shares of our common stock obtained upon the exercise of such stock options, between July 10, 2024 and January 17, 2025.

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Form of Restricted Stock Unit Award (RSU) Agreement under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)		X

10.2	Form of Performance Share Award (PSU) Agreement under the 2017 Omnibus Incentive Plan (Total Shareholder Return) (for awards commencing in 2024)		X

10.3	Form of Performance Share Award (PSU) Agreement under the 2017 Omnibus Incentive Plan (Return on Invested Capital) (for awards commencing in 2024)		X

10.4	Form of Performance Share Award (PSU) Agreement under the 2017 Omnibus Incentive Plan (Earnings Per Share) (for awards commencing in 2024)		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and nine months ended May 31, 2024 and 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: June 25, 2024	By:	/S/ P. SHANNON BURNS
P. Shannon Burns
Head of Financial Planning, Operations and Decision Support (Interim Principal Financial Officer)