Form 10-K
period 2024-08-31
ENERPAC TOOL GROUP CORP
filed 2024-10-21
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024
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
Yes   ☐          No   ☒

As of February 29, 2024, the last business day of the registrant's second fiscal quarter, the aggregate market value of the shares of Class A common stock (based upon the closing price on the New York Stock Exchange on February 29, 2024) held by non-affiliates of the Registrant was approximately $1.81 billion.

There were 54,194,247 shares of the Registrant’s Class A Common Stock outstanding as of October 14, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 6, 2025 are incorporated by reference into Part III hereof.

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

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck and automotive industries, supply chain risks, including disruptions in deliveries from suppliers due to political tensions or the imposition, or threat of imposition, of tariffs, which could be affected by the outcome of the upcoming U.S. presidential election, the impact of geopolitical activity, including the invasion of Ukraine by Russia and international sanctions imposed in response thereto, as well as armed conflicts involving the Middle East, including the impact on shipping in the Red Sea, the ability of the Company to achieve its plans or objectives related to its growth strategy, market acceptance of existing and new products, market acceptance of price increases, successful integration of acquisitions, the impact of dispositions and restructurings, the ability of the Company to continue to achieve its objectives related to the ASCEND program, including any assumptions underlying its calculation of expected incremental operating profit or program investment, operating margin risk due to competitive pricing and operating efficiencies, risks related to reliance on independent agents and distributors for the distribution and service of products, material, labor, or overhead cost increases, tax law changes, foreign currency risk, interest rate risk, commodity risk, tariffs, litigation matters, cybersecurity risks, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other factors that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation, except to the extent required by applicable law, to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
When used herein, the terms “we,” “us,” “our,” “Enerpac,” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as “fiscal 2024,” are to the fiscal year ending on August 31 of the specified year.
PART I
Item  1.    Business
General
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. During fiscal 2025, the Company is scheduled to relocate our headquarters to Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services ("IT&S") Segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial maintenance, repair and operations ("MRO"); machining & manufacturing; power generation; infrastructure; mining; and other markets. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements. The Company has an Other operating segment, which does not meet the criteria to be considered a reportable segment.
Our businesses provide an array of products and services across multiple markets and geographies, which results in significant diversification. The IT&S segment and the Company are well-positioned to drive shareholder value through a sustainable business strategy built on well-established brands, broad global distribution and end markets, clear focus on the core tools and services business, and disciplined capital deployment.
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
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”), initially estimating an incremental $40 to $50 million of annual operating profit once fully implemented. ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. At the time, the Company anticipated investing $60 to $65 million through the end of fiscal 2024 to complete these actions.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate (see Note 4, “Restructuring Charges” in the notes to the consolidated financial statements). These costs were incorporated into the initial investment of $60 to $65 million.
In September 2022, the Company approved an update to the restructuring plan to a range of $10 to $15 million; these costs were still incorporated into the initial investment value, and the range did not change at that time.
In March 2023, the Company increased the anticipated investment range to $70 to $75 million, inclusive of the $10 to $15 million of the previously announced restructuring, over the life of the program.
In October 2023, the Company announced that during fiscal 2023, the Company had realized approximately $54 million of annual operating profit from execution of the ASCEND program and would no longer be breaking out the ASCEND benefit from results going into fiscal 2024. Through fiscal 2023, the Company invested approximately $60 million as part of the program, both through program charges and restructuring. Through fiscal 2024, the Company has invested approximately $75 million as part of the program, consisting of $19 million through restructuring and $56 million in ASCEND transformation program charges.
Description of Business Segments
Industrial Tools & Services Reportable Segment
IT&S is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including refinery/petrochemical; general industrial; industrial MRO; machining & manufacturing; power generation; infrastructure; mining; and other markets.
Our primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools. Examples of our products include high-force hydraulic and mechanical tools (cylinders, pumps, valves, bolt tensioners, specialty tools and other miscellaneous products), which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as machining, infrastructure maintenance and repair, and refining, and petrochemical production, where safety is a key differentiator. As a result, we hold ourselves to a world-class safety standard to protect both our employees and those using our products and services.
On the services side of the segment, our highly trained technicians provide maintenance and manpower services on customer assets to meet their specific needs including bolting, machining, and joint integrity. We also provide rental services for certain of our products.
Our branded tools and services are primarily marketed through the ENERPAC®, HYDRATIGHT®, LARZEP & DESIGN® and SIMPLEX® brand names.

The segment delivers products and services primarily through our world-class, global network of distributors, as well as direct sales to OEMs and select end users. Examples of industrial distributors include W.W. Grainger, MSC and Blackwoods.
Other Operating Segment
Cortland Biomedical is a full-service biomedical textile product development company and represents the Other operating segment. Cortland Biomedical does not meet the quantitative or qualitative thresholds to be considered a reportable segment and, since the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. On July 11, 2023, the Company completed the sale of the Cortland Industrial business (see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements). Certain information related to the Other operating segment is disclosed within Note 15, "Business Segment, Geographic, and Customer Information" in the notes to the consolidated financial statements in order to comply with requirements under generally accepted accounting principles in the United States ("US GAAP") to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisitions and Divestitures
For a summary of recent divestiture transactions impacting continuing operations, see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe, the Middle East and Asia. In fiscal 2024, we derived 38% of our net sales from the United States, 29% from Europe, 15% from the Middle East, 10% from Asia and 8% from other geographic areas. We have operations around the world that allow us to draw on the skills of a global workforce, provide flexibility to our operations, drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual countries, and facilitate access to new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers and suppliers. Financial information related to the Company's geographic footprint of our continuing operations is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been, and continue to be, key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide new innovative tools and services to grow our market share. Research and development ("R&D") costs are expensed as incurred. R&D costs were $12 million in fiscal 2024, $9 million in fiscal 2023 and $7 million in fiscal 2022.
The Company holds numerous patents and trademarks. While no individual patent is believed to be of such importance that its termination would have a material adverse effect on our business, the termination of certain of our trademarks, including ENERPAC®, SIMPLEX®, HYDRATIGHT® and LARZEP & DESIGN®, could have a material adverse effect on our business.
Competition
The markets for our products are highly competitive. We provide a diverse and broad range of industrial products and services to numerous global end markets, many of which are highly fragmented. Although we face larger competitors in several served markets, some of our competition is comprised of smaller companies which may lack the footprint or financial resources to serve global customers. We compete for business principally on the basis of customer service, product quality and availability, and engineering and research and development expertise. In addition, we believe that our cost structure, strategic global sourcing capabilities and global distribution support our competitive position.

Manufacturing and Operations
While we do have manufacturing capabilities including machining and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our plants which reduces inventory levels, lowers re-work costs and shortens lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers in best-cost locations including various countries in Asia. We have built strong relationships with our key suppliers and, while we single source certain of our components, in many cases there are several qualified alternative sources.
Raw Material Costs, Inflation and Tariffs
We source materials and components from a network of global suppliers. These items are typically available from multiple suppliers. Raw materials that go into the components we source, such as steel, aluminum, plastic resin, brass, steel wire and rubber, are subject to price fluctuations and tariffs, which could have an impact on our results. We have been able to offset the impact of inflation with pricing actions, manufacturing efficiencies and other cost reductions. In addition, several of our products have been subject to tariffs, but to date we have been able to offset the majority of additional costs from tariffs through price increases. We continue to manage our supply chain to mitigate ongoing risks associated with the evolving geopolitical and inflationary environments.
Order Backlogs and Seasonality
Our operating segments have a relatively short order-to-ship cycle. We had order backlogs of $41 million and $54 million at August 31, 2024 and 2023, respectively. The decrease in our order backlog during the fiscal year was primarily due to continued effort to decrease inventory levels globally. Assuming no significant supply chain constraints arise after the date of this report, substantially all of the backlog at August 31, 2024 is expected to be filled within twelve months.
While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Percentages of Sales by Fiscal Quarter
	2024	2023
Quarter 1 (September - November)	24%	23%
Quarter 2 (December - February)	23%	24%
Quarter 3 (March - May)	26%	26%
Quarter 4 (June - August)	27%	27%
	100%	100%
Human Capital Management
The goal of our human capital management strategy and practices is for Enerpac to be considered an employer of choice, and our initiatives and programs are predicated on making this objective a reality.
The talent that makes up our workforce (approximately 2,000 employees as of August 31, 2024) is critical to the success of our company and the ability to deliver shareholder value. Our talent development framework is built around a robust performance management and development structure. Together with their leaders, employees establish annual goals and objectives that align directly with our organizational commitments. We monitor progress throughout the year, with candid and frequent dialogue encouraged along the way, and, new for fiscal 2024, a formal check-in process at the mid-year point to facilitate a clear understanding of goals and the status of progress toward achieving those goals. Bi-annually, our Executive Leadership Team ("ELT") reviews the skills we require to execute our corporate strategy and key role requirements to identify development opportunities for our emerging talent. Annually, we conduct performance review and succession planning, and we promote a long-term career development view by encouraging the creation of unique individual development plans. Training opportunities for all levels of the organization are available and focus on skill, competency and leadership development. We believe in coaching and the sharing of perspectives, and we facilitate mentorship opportunities for the benefit of our workforce. We are committed to devoting the time, resources and planning necessary to maximize the potential of our employees' career development, as well as address the future skill needs of our organization.
We offer competitive compensation and benefits tailored to the geographical markets and industries in which we operate. In the U.S., employees who work more than 30 hours per week are eligible for a comprehensive menu of benefits, including healthcare (health, dental, and vision) coverage, health savings accounts with $500/$1,000 employer funding, dependent care and healthcare flexible spending accounts, company-paid short-term disability, long-term disability, company-paid base life and accidental disability insurance, voluntary life coverage up to 6x annual salary, spousal and dependent life coverage. Employees are offered thirteen paid holidays, and three weeks of paid time off, military leave, a 401(k) retirement plan with a Company match and immediate vesting, access to our employee assistance program, an annual bonus program with broad participation, equity incentive programs, an employee stock purchase plan (ESPP) that allows employees to buy company shares at a 15% discount (up from 10% in the last fiscal year), and flexible work arrangements. Both part time and full-time employees are eligible for adoption assistance and up to 12 weeks of parental leave, of which six weeks are paid for full time employees at an employee's full salary. We offer tuition reimbursement up to $5,250 for associate and undergraduate programs and $7,500 for graduate programs, while also offering the same level of reimbursement to part time workers as full-time workers. We also offer a dependent scholarship of up to $2,500 for both part-time and full-time employees. We continue to evaluate enhancements to our compensation and benefit programs in all locations to ensure we remain competitive and meet the needs of our employees.
Diversity, Inclusion & Belonging. Diversity, Inclusion & Belonging ("DI&B") remains a focus area as we strive to foster an inclusive culture of belonging. In addition, our Board reflects a diverse set of Directors, including three female (30%) and one racially diverse (10%) individual. We believe a continued focus on DI&B aligns with our values and provides a competitive advantage, enabling us to attract exceptional talent, leverage diverse perspectives, and ultimately drive value creation for our shareholders.
Employee Safety. The safety, health, and well-being of our employees, contractors, and visitors at our sites globally is our top priority and a principle that is deeply embedded in our culture. Our leaders and employees at all levels embrace our health, safety, security, environment, and quality (“HSSEQ”) programs, which translates into an enterprise-wide obligation to provide healthy, safe and productive work environments for our employees and deliver high standards of safety and quality in the products, services and solutions for our customers and end-users. At the heart of our HSSEQ efforts is a desire to foster a culture of continuous improvement and employee empowerment through training, frequent and constructive management engagement, a risk-based evaluation of business activities and behaviors, and the deployment of programs and resources to mitigate those risks. We continually track and report our performance, including thorough reviews of incidents, near-misses, and quality issues; and management accountability and discussion of these improvement opportunities is a cornerstone of all business reviews. We finished the year with a total case incident rate (TCIR) of 0.50. This is a decrease year-over-year as fiscal 2023 had a TCIR of 0.64. This puts our performance in the top quartile in comparison to the BLS NAICS bracket for Machinery Manufacturing (333) for companies with greater than 1,000 employees.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 15, 2024 are listed below.

Name	Age	Position
Paul E. Sternlieb	52	President and Chief Executive Officer
P. Shannon Burns	54	Interim Principal Financial Officer and Head of Financial Planning, Operations and Decision Support
Eric T. Chack	46	Executive Vice President - Operations
James P. Denis	50	Executive Vice President, General Counsel, Company Secretary & Chief Compliance Counsel
Benjamin J. Topercer	47	Executive Vice President and Chief Human Resource Officer
Paul Sternlieb, President and Chief Executive Officer, was appointed President and Chief Executive Officer of the Company in October 2021. Prior to joining the Company, Mr. Sternlieb served as Executive Vice President ("EVP") and President, Protein, at John Bean Technologies Corporation ("JBT") since October 2017. Prior to JBT, Mr. Sternlieb was Group President, Global Cooking in the Food Equipment Group at Illinois Tool Works since 2014. He served as a Vice President & General Manager with Danaher from 2011 to 2014. Before Danaher, he held management roles with the H.J. Heinz Company, a leading food production company, and was a consultant with McKinsey & Company.
P. Shannon Burns, Interim Principal Financial Officer and Head of Financial Planning, Operations and Decision Support, was appointed as the Company’s Interim Principal Financial Officer by the Board of Directors effective March 1, 2024. Prior to his appointment, Mr. Burns served as Head of Financial Planning, Operations, and Decision Support since joining the Company in November 2022. Prior to joining the Company, Mr. Burns was with Harley-Davidson Motor Company, holding various positions in Finance and Investor Relations from August 2011 through November 2022. From June 2007 to August 2011, Mr. Burns was with MillerCoors Brewing Company, serving as a Manager, following ten years with Ernst & Young and seven years with American Express Financial Advisors.
Eric T. Chack, Executive Vice President - Operations, joined the Company in July 2024 and leads all aspects of Enerpac’s global operations, including oversight for manufacturing, procurement, logistics, continuous improvement, quality, and reliability. Prior to joining Enerpac, Mr. Chack was SVP Supply Chain for Mohawk Industries. Before his time at Mohawk, Mr. Chack was SVP Global Operations & Supply Chain for Briggs & Stratton and held global operations leadership roles at SPX Corporation and IDEX Corporation. He has extensive experience building, developing, and optimizing the performance of world-class operations teams. In addition, he served as an Infantry Officer in the Marine Corps.

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
Risks Related to Economic Conditions
Supply chain issues, including shortages of adequate component supply or that increase our costs or cause delays in our ability to fulfill orders, or a failure by us to estimate customer demand properly, could have an adverse impact on our business and operating results and our relationships with customers.
We rely on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and this reliance could have an adverse impact on our business and operating results. We may experience a reduction or interruption in supply due to factors beyond our control, including as a result of geopolitical conflicts and the imposition of international sanctions in response thereto, a significant natural disaster, pandemics, or shortages in global freight capacity. Our vendors may be unable or unwilling to meet our demand for raw materials or components, or significantly increase lead times for deliveries, which may be unable to offset through alternate sources of supply, Further, vendors may impose significant increases in the price of critical components and raw materials that we may be unable to pass along to our customers. In addition, a failure by us to appropriately forecast or adjust our requirements for components or raw materials based on our business needs and volatility in demand for our products may impact our ability to timely procure raw materials and components necessary to maintain desired productivity in our operations. These supply chain issues could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We procure certain components for our products from single or limited suppliers. In the event of supply disruptions from these suppliers, we may not be able to diversify our supply base for such components in a timely manner or may experience quality issues with alternate sources. Further, we procure a significant portion of our components from suppliers located in China, and we are therefore exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, geopolitical risks, government-mandated facility closures in China, energy shortages or other causes. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of components and raw materials from our suppliers, and significant disruptions in their supply could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We have in the recent past experienced supply shortages and inflationary pressures for certain components and raw materials that were important to our manufacturing process due to a number of the factors described above. Growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts may continue to impact us in the future. Although we have generally secured additional supply from existing or alternate suppliers or taken other mitigating actions when such disruptions have occurred in past periods, there is no guarantee we can continue to do so in the future, and our business, results of operations, and financial condition could be adversely affected. When facing component supply-related challenges, we may also increase our inventories and purchase commitments to shorten lead times and increase the likelihood of maintaining adequate inventories to meet customer expectations. If the demand for our products is less than our expectations or if we otherwise fail to anticipate customer demand properly, an oversupply of components could result in inventory levels that could also lead to significant excess and obsolete inventory charges and adversely affect our operating and financial results.
Deterioration of, or instability in, the domestic and international economy and challenging end-market conditions could impact our ability to grow the business and adversely impact our financial condition, results of operations and cash flows and our ability to execute our strategy.
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. The level of demand for our products is affected by general economic and business conditions in our served end markets. A substantial portion of our revenues is derived from customers in cyclical industries (such as the industrial and oil & gas sectors) that typically are adversely affected in periods of economic contraction or volatility. In such periods, our customers may experience deterioration of their businesses, which may reduce or delay our sales. We have experienced contraction and challenging demand conditions in many of our served markets historically, and it is reasonably possible that we could experience such conditions in the future, which may adversely affect our financial condition, results of operations and cash flows and our ability to execute our strategy.
Disruptions in global oil markets have adversely affected our business and results of operations and similar events in the future may adversely affect our business and results.
A portion of our revenues is derived from customers in the midstream and downstream oil & gas industry. Disruptions in the global oil & gas markets (such as those due to the Ukraine/Russia conflict and the resulting international sanctions and the armed conflicts in the Middle East) and other changes in demand for oil can negatively affect oil prices and negatively affect cash flows for many of those customers. This has resulted in, and in the future could result in, lower capital expenditures and project modifications, delays or cancellations by those customers, reducing the demand for certain of our products serving that end market, which could adversely affect our results of operations and financial condition.
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.
Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. The outcome of the 2024 U.S. presidential elections may have a significant impact on U.S. domestic and global tariffs. Uncertainties about future tariff changes could result in mitigation actions that prove to be ineffective or detrimental to our business.
Risks Related to Our Business and Operations
Logistics challenges, including global freight capacity shortages, could increase our freight costs or cause delays in our ability to fulfill orders and could have an adverse impact on our business and operating results.
The Company’s ability to import products in a timely and cost-effective manner has been, and may continue to be, adversely affected by shortages of freight capacity, delays at ports, port strikes, and other issues that otherwise affect transportation and warehousing providers. For example, the armed conflicts in the Middle East and the associated attacks on commercial ships in the Red Sea has caused global increases in shipping costs, as well as significant delays for some shipments. Globally, the shipping industry faces other challenges, including labor disputes at major ports and railways and weather-related disruptions, such as droughts in Panama reducing capacity in the Panama Canal. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher freight and logistics costs, which could have an adverse impact on the Company’s business and financial condition.
We face collection risk for receivables in foreign jurisdictions.
We sell products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country. Collection times for receivables in many foreign jurisdictions may often be substantially longer than those in the United States (though typically less than one year). Further, for certain of our services business agency relationships, we utilize intermediary agents and are dependent on our agents to collect payment on our behalf. The indirect sales channels expose us to the credit risk of both our channel partners and end customers and increase the risk of delayed payments or uncollectible balances. For example, during the year ended August 31, 2022, we recognized a $13.2 million bad debt reserve as a result of the continued payment delinquency of one of our agents. A liquidity event or dispute involving one of our channel partners may adversely affect our results of operations and financial condition.
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
Increased global cybersecurity threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error, vulnerabilities and technological errors, including the errors of third-party software providers, pose a risk to our systems, including third-party vendor operated systems, operations and products and potentially those of our business partners. An attack also could result in losses due to an inability to recover lost data, software and key documentation, ransomware payments, security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, reputational harm, including loss of confidence by our customers, suppliers and employees in our ability to adequately protect their information, fines, production downtimes and operational disruptions. The development and adoption of generative artificial intelligence ("AI") technologies exacerbates these risks and may give rise to new tools for threat actors to attack and disrupt our systems. We attempt to mitigate these risks by employing measures including employee training, network monitoring and testing, maintenance of protective systems, contingency planning, and the engagement of third-party experts, but we remain potentially vulnerable to additional known or unknown threats. We anticipate that meaningful investments in our operating technology infrastructure will be necessary as we continue to evaluate our vulnerabilities and take actions to safeguard our systems. Further, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents and information systems failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our reputation that may result from an incident. There is no assurance the financial or operational impact from such threats or events will not be material.
We may not be able to maintain operational improvements from our ASCEND transformation program and from restructuring actions.
In March 2022, we announced the launch of ASCEND, a transformation program focused on driving accelerated earnings growth and efficiency across the business with the goal of delivering improved annual operating profit once fully implemented. The ASCEND program focused on the following key initiatives: (i) accelerating organic growth strategies, (ii) improving operational excellence and production efficiency by utilizing a lean approach and (iii) driving greater efficiency and productivity in selling, general and administrative expenses. In addition, we implemented other plans that incurred restructuring costs to (i) eliminate redundancies in our corporate or regional structures, (ii) eliminate excess capacity in our facilities as a result of integration of acquisitions or divestitures of product lines, or (iii) eliminate product or service lines that did not meet targeted profitability metrics. Although we expect that the improved operating profit, cost savings and realization of efficiencies will continue to provide annual benefit, we may not fully maintain these improvements (see Note 3. "ASCEND Transformation Program" and Note 4, "Restructuring Charges," in the notes to the consolidated financial statements and "Business Update" within Item 7 for further discussion of the ASCEND program and other current restructuring activities).
A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and result in increased costs that we cannot recover.
Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our significant manufacturing or services facilities. Equipment failures, natural disasters, health issues (including pandemics like COVID-19), power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other events could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.
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
We intend to continue to pursue international growth opportunities, which could increase our exposure to risks associated with international sales and operations. As we expand our international operations, we may also encounter new risks that could adversely affect our revenues and profitability. Failure to properly manage these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition, United States tax reform has significantly changed how foreign operations are taxed in the United States. Therefore, we continue to review our organizational structure, and changes to where income is generated, which changes may have a material adverse effect on our liquidity and results of operations.
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
Our growth strategy includes strategic acquisitions, which we may not be able to consummate.
We plan to make acquisitions to grow our business, enhance our global market position and broaden our industrial tools product offerings. Our ability to successfully execute acquisitions will be impacted by factors including the availability of financing on terms acceptable to us, the potential reduction of our ability or willingness to incur debt to fund acquisitions, the reluctance of target companies to sell in current markets, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. Failure to effectively execute our acquisition strategy could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.
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
The process of integrating acquired businesses into our existing operations also may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the timeframe planned. If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations.
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
Our total assets reflect substantial intangible assets, primarily goodwill. As of August 31, 2024, goodwill and other intangible assets totaled $306 million, or 39% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually, and more frequently if a triggering event occurs, whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. See Note 6, "Goodwill, Intangible Assets and Long-Lived Assets" in the notes to the consolidated financial statements and "Critical Accounting Estimates" for further discussion on goodwill, intangible asset and long-lived asset impairments. Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
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
We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in tax law (including a potential increase in the U.S. federal income tax rate or increased tariffs on goods imported into the U.S.), the mix of earnings among countries with differing statutory tax rates, or changes in the valuation allowance of deferred tax assets.
Costs and liabilities arising from legal proceedings could be material and adversely impact our financial results.
We are subject to legal and regulatory proceedings, including litigation asserting product liability and warranty claims. Because our products are used in critical applications in demanding environments, including in the oil & gas industry, product and service failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products and services caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components or services we supply prove to be defective. We maintain insurance and have established reserves for these matters as appropriate and in accordance with applicable accounting standards and practices. Insurance coverage, to the extent it is available, may not cover all losses arising from such contingencies. Also, estimating legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. We also expect that additional legal proceedings and other contingencies will arise from time to time, and we cannot predict the occurrence, magnitude and outcome of such additional matters. Moreover, we operate in jurisdictions where claims involving us may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets.
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
Borrowings under our revolving line of credit and our $200 million term loan incur interest which is variable based on fluctuations in the referenced Secured Overnight Financing Rate ("SOFR"). Increases in the referenced SOFR will increase our borrowing costs and negatively impact financial results and cash flows.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile.
A relatively small number of shares of our common stock are normally traded in any one day and higher volumes could have a significant effect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.
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
Terrorist attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity or trade disruptions, such as those caused by the Russia-Ukraine conflict, the armed conflicts in the Middle East, or any conflict or threatened conflict between China and Taiwan, may cause general economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown or recession in the U.S. or in other areas and could have a significant impact on our business, financial condition or results of operations.
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
Item  1B.    Unresolved Staff Comments
None.
Item  1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We depend on integrated information systems to conduct our business. In order to defend against cybersecurity threats, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. The frameworks used to design and assess our program include the National Institute of Standards and Technology Cybersecurity Framework and Sarbanes Oxley. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, including our incident response personnel;
•tabletop exercises conducted at the management level to ensure the Company is prepared in the event of a cybersecurity incident and to help identify areas of improvement for the cyber security incident response and risk management programs;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, cybersecurity resilience and recovery; and
•a third-party risk management process for service providers, suppliers, and vendors who access our critical systems and data.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A "Risk Factors".
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.
Our Audit Committee receives regular reports from management on our cybersecurity risks, and our full Board receives a periodic update. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as significant incidents.
Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Vice-President of Information Technology ("VPIT") and our Director - Information Security ("DIS") or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our VPIT and DIS has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes extensive technology and finance leadership experience across multiple industries, experience in the Legal, Risk and Compliance disciplines, and over 20 years of cybersecurity leadership experience for our VPIT.
Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.
Item  2.    Properties
As of August 31, 2024, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	10	35	45	132	1,181	1,313
Corporate and Other	2	2	4	26	173	199
	12	37	49	158	1,354	1,512
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the Netherlands, China and the United Kingdom. We also maintain a presence in Algeria, Australia, Brazil, France, Germany, Kazakhstan, India, Italy, Japan, Norway, Poland, Saudi Arabia, Singapore, South Africa, South Korea, Spain and the United Arab Emirates. See Note 10, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, breaches of contract, employment, personal injury and other disputes.

We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operations or cash flows. Information with respect to contingencies arising from legal proceedings, including governmental investigations, set forth in Note 16, “Commitments and Contingencies” in the notes to the consolidated financial statements, is incorporated by reference.
Item  4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. As of September 30, 2024, there were 672 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2024, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 18, 2024 to shareholders of record on October 7, 2024. In fiscal 2023, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 18, 2023 to shareholders of record on October 6, 2023.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,082,181 shares of common stock for $839 million. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. As of August 31, 2024, the maximum number of shares that may yet be purchased under this authorization is 2,717,049 shares.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and the Company retired 29,841,209 treasury shares. The initial share retirement resulted in reductions of $6.0 million in Class A Common Stock and $824.6 million in Retained Earnings reflected in the Condensed Consolidated Balance Sheets at August 31, 2024. Shares repurchased after December 18, 2023 were retired upon repurchase. In addition to the initial share retirement, the Company repurchased and retired 240,972 shares during the year-ended August 31, 2024.
The following table summarizes share repurchases during the fourth quarter of fiscal 2024, all of which were purchased under publicly announced share repurchase programs.

Period	Shares Repurchased	Average Price Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1 to June 30, 2024	—	$—	2,860,748
July 1 to July 31, 2024	—	—	2,860,748
August 1 to August 31, 2024	143,699	39.40	2,717,049
	143,699	$39.40

Performance Graph
The graph and table below compare the cumulative 5-year total return of the Company's Class A common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Industrial Index. They assume that the value of the investment in our Class A common stock for the last trading day of each fiscal year, in each index, and in the peer group (in each case, including reinvestment of dividends) was $100 on August 31, 2019 and tracks it through August 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enerpac Tool Group Corp., the Russell 2000 Index, and the S&P 600 Industrials Index

250
200
150
100
50
0
Index Dollars
8/19
8/20
8/21
8/22
8/23
8/24
Year Ended
Enerpac Tool Group Corp.
Russell 2000
S&P 600 Industrial

*$100 Invested on 8/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	8/19	8/20	8/21	8/22	8/23	8/24
Enerpac Tool Group Corp.	$100.00	$93.82	$113.74	$87.87	$118.90	$187.42
Russell 2000 Index	100.00	106.02	155.94	128.05	134.01	158.76
S&P 600 Industrial Index	100.00	103.94	150.50	139.60	168.90	213.20
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
Background
The Company has one reportable segment, the Industrial Tools & Service ("IT&S") segment, and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools, and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial maintenance, repair and operations ("MRO"); machining & manufacturing; power generation; infrastructure; mining and other markets. Financial information related to the Company's reportable segment is included in Note 15, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
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
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”), initially estimating an incremental $40 to $50 million of annual operating profit once fully implemented. ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. At the time the company anticipated investing $60 to $65 million through the end of fiscal 2024 to complete these actions.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate. (see Note 4, “Restructuring Charges” in the notes to the consolidated financial statements). These costs were incorporated into the initial investment of $60 to $65 million.
In September 2022, the Company approved an update to the restructuring plan to a range of $10 to $15 million; these costs were still incorporated into the initial investment value and the range did not change at that time.
In March 2023, the Company increased the estimated investment range to $70 to $75 million, inclusive of the $10 to $15 million of the previously announced restructuring, over the life of the program.

In October 2023, the Company announced that during fiscal 2023, the Company had realized approximately $54 million of annual operating profit from execution of the ASCEND program and would no longer be breaking out the ASCEND benefit from results going into fiscal 2024. Through fiscal 2023, the Company invested approximately $60 million as part of the program, both through program charges and restructuring. Through the end of fiscal 2024 when the ASCEND program concluded, the Company has invested approximately $75 million as part of the program, consisting of $19 million through restructuring and $56 million in ASCEND transformation program charges. The following summarizes ASCEND transformation charges (in thousands):

	Year-Ended August 31,
	2024	2023	2022	Program to Date
ASCEND Expense recorded in Cost of products sold	1,018	924	6	1,948
ASCEND Expense recorded in SG&A expenses	6,029	34,495	13,610	54,134
Total ASCEND Expense	7,047	35,419	13,616	56,082
Recorded with Restructuring charges	7,843	7,719	3,050	18,612
Total ASCEND Transformation Charges	$14,890	$43,138	$16,666	$74,694
Commencing in February 2022, in response to the armed conflict in Ukraine, many countries, including the member countries of NATO, initiated a variety of sanctions and export controls targeting Russia and associated entities. Approximately 1% of our historical annual sales were to customers and distributors associated with Russia and we had approximately $0.5 million of receivables associated with those customers and distributors as of February 28, 2022. The sanctions currently in place limit our ability to provide goods to those customers and distributors and banking sanctions effectively negate our ability to collect those receivables; as such, we recorded a full allowance for credit losses against those receivables as of February 28, 2022 and indefinitely suspended doing business in Russia. We will continue to monitor the situation with Russia to assess when and if we are able to resume business with those customers and distributors, including collection of the outstanding receivables. We also continue to monitor and manage the ancillary impact of the Russia crisis on our business, which is primarily related to supply chain, increased commodity and energy costs, foreign exchange rate volatility and dealer confidence, particularly in Europe.
During the year ended August 31, 2022, the Company recorded through bad debt expense (included in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Earnings) a reserve of $13 million to fully reserve for the outstanding accounts receivable balance for an agent in our Europe/Middle East/Africa ("EMEA") region. The allowance for credit losses for this particular agent remains unchanged during fiscal 2024 and represents management's best estimate of the probable amount of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customers, (iii) the status of ongoing negotiations with the agent to secure payments, (iv) legal recourse available to us to secure payment, and (v) the agent is currently in bankruptcy proceedings. Actual collections from the agent may differ from the Company's estimate. We have completely ceased our relationship with this agent and have transitioned to serving our regional customers through recently created direct operations within the region.
On October 31, 2019, the Company completed the sale of its former EC&S segment to wholly owned subsidiaries of BRWS Parent LLC, a Delaware limited liability company and affiliate of One Rock Capital Partners II, LP, for a purchase price of approximately $216 million (inclusive of final working capital adjustments). The EC&S segment is treated as discontinued operations in our financial statements for all periods included therein.
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, for net proceeds of $20 million. The Company recorded a net gain of $6 million, see additional discussion in Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements.

Historical Financial Data
The following table and corresponding year-over-year analysis sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Year Ended August 31,
	2024		2023		2022
Statements of Earnings Data: (1)
Net sales	$590	100%	$598	100%	$571	100%
Cost of products sold	288	49%	303	51%	306	54%
Gross profit	301	51%	295	49%	265	46%
Selling, general and administrative expenses	169	29%	205	34%	217	38%
Amortization of intangible assets	3	1%	5	1%	7	1%
Restructuring charges	7	1%	7	1%	8	1%
Impairment & divestiture (benefit) charges	—	—%	(6)	(1)%	2	—%
Operating profit	122	21%	84	14%	31	5%
Financing costs, net	14	2%	12	2%	4	1%
Other expense, net	3	1%	3	1%	2	—%
Earnings before income tax expense	106	18%	69	12%	24	4%
Income tax expense	23	4%	15	3%	4	1%
Net earnings	$82	14%	$54	9%	$20	3%

Other Financial Data: (1)
Depreciation	$10		$11		$12
Capital expenditures	11		9		8
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Fiscal 2024 compared to Fiscal 2023
Consolidated net sales for fiscal 2024 were $590 million, 1% lower than the prior-year sales of $598 million. The impact of foreign currency rates was nearly flat year-over-year, while the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted fiscal 2024 sales by approximately $23 million, or 4%. Management refers to sales adjusted to exclude the impact of these items, foreign currency changes and recent acquisitions and divestitures, as "organic sales", which we formerly referred to as "core sales". Product sales declined 3% compared to prior fiscal year to $474 million, with foreign currency impact of less than 1% and the Cortland Industrial divestiture unfavorably impacting sales by 5%, resulting in a 1% improvement in Product organic sales. The increase in Product organic sales was driven by pricing actions and mix within the IT&S product offerings; however, this was partially offset by a decrease in organic sales in the Cortland Medical business due to softness in demand related to certain surgical procedures utilizing Cortland Biomedical products. Service sales were $116 million, an increase of 7% compared to the prior fiscal year. Foreign currency impact was nearly flat, resulting in a 7% increase in organic Service sales over the prior fiscal year. The organic sales increase in the Service business was due to strong growth within our EMEA region from increased work scopes, higher maintenance activity in the North Sea and projects delayed from the prior fiscal year taking place during fiscal 2024.
Gross profit as a percentage of sales was approximately 51% in fiscal 2024, 2% higher than fiscal 2023. The increase in gross profit is primarily attributed to operational improvements from the ASCEND transformation program, as well as pricing actions and the disposition of Cortland Industrial.
Operating profit for fiscal 2024 was $122 million, approximately $38 million higher than the prior fiscal year of $84 million. Operating profit was impacted by the increased gross profit noted above, as well as a reduction of Selling, general & administrative ("SG&A") expense of $36 million compared to the prior fiscal year. The SG&A decrease was primarily due to lower ASCEND transformation program charges ($28 million), M&A charges ($1 million) and leadership transition charges ($1 million), as well as reduced incentive compensation expense.

Fiscal 2023 compared to Fiscal 2022
Consolidated net sales for fiscal 2023 were $598 million, 5% higher than the prior-year sales of $571 million. The impact of foreign currency rates unfavorably impacted fiscal 2023 sales by approximately $11 million, or 2%, and the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted sales by approximately $6 million, or 1%. Product sales growth was 8%, with foreign currency and the divestiture of the Cortland Industrial business both unfavorably impacting sales by $9 million, or 3%, and $6 million, or 1%, respectively. The Product sales growth was primarily due to pricing actions, with some volume contribution. Service sales declined 8%, unfavorably impacted by $2 million, or 1%, due to foreign currency and our reduced activity in the EMEA region following implementation of an 80/20 analysis that drove a more selective process for quoting projects, with a focus on more differentiated solutions.
Gross profit as a percentage of sales was approximately 49% in fiscal 2023, 3% higher than fiscal 2022. The increased gross profit is primarily attributed to the pricing actions, with some volume contribution noted above and production efficiencies implemented as part of the ASCEND transformation program, partially offset by additional costs associated with the ASCEND transformation program.
Operating profit for fiscal 2023 was $84 million, approximately $53 million higher than the prior fiscal year of $31 million. Operating profit was impacted by the increased gross profit noted above, as well as a reduction of Selling, general & administrative ("SG&A") expense of $12 million compared to the prior fiscal year. The SG&A decrease was primarily due to personnel savings from the actions taken in the ASCEND transformation program, as well as prior-fiscal-year charges including the EMEA agent specific reserve ($13 million) and leadership transition charges ($7 million), and a reduction of business review charges related to external support for the deep dive holistic business review ($3 million). These reductions were partially offset by increased incentive compensation expense and expense from the ASCEND transformation program ($21 million) compared to the prior fiscal year. Restructuring charges in fiscal 2023 decreased by $1 million to $7 million compared to fiscal 2022. Impairment and divestitures charges (benefit) improved by $9 million due to the gain on sale recorded from the Cortland Industrial divestiture in the fourth quarter of fiscal 2023.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including refinery/petrochemical; general industrial; industrial MRO; machining & manufacturing; power generation; infrastructure; mining and other markets. Its primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). The segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (dollars in millions):

	Year Ended August 31,
	2024	2023	2022
Net Sales	$571	$555	$527
Operating Profit	153	136	79
Operating Profit %	26.8%	24.5%	14.9%
Fiscal 2024 compared to Fiscal 2023
Fiscal 2024 net sales were $571 million, an increase of $16 million, or 3% from fiscal 2023 sales of $555 million. Organic sales also increased by 3%, as the impact of foreign currency was nearly flat. The increase in sales was predominately driven by our Service business which had strong growth within our EMEA region from increased work scopes, higher maintenance activity in the North Sea and projects delayed from the prior fiscal year taking place during fiscal 2024. Sales in the Product business also increased, but not to the extent of the Service business. The growth in Product business sales was driven by pricing actions and product mix within the IT&S product offerings.
Fiscal 2024 operating profit increased $17 million to $153 million. This increase was driven by the aforementioned pricing actions, with some volume contribution and a reduction in SG&A expenses. The reduction of SG&A expense was from reduced ASCEND Transformation Program charges ($4 million) and lower incentive compensation expense, partially offset by slightly higher restructuring charges ($1 million) for this segment.

Fiscal 2023 compared to Fiscal 2022
Fiscal 2023 net sales were $555 million, an increase of $28 million, or 5%, from fiscal 2022 sales of $527 million, with foreign currency rates unfavorably impacting sales by approximately $11 million, or 3%. The increase in sales was predominately driven by growth in the Product business primarily due to pricing actions, with some volume contribution, which was partially offset by the decline in the Service business due to the implementation of 80/20 analysis and a more selective process for quoting projects in the EMEA region, with a focus on more differentiated solutions in the EMEA region.
Fiscal 2023 operating profit increased $57 million to $136 million. This increase was driven by the aforementioned pricing actions, with some volume contribution and a reduction in SG&A expenses. The reduction of SG&A expense was a result of a $13 million EMEA agent specific reserve and personnel savings from ASCEND actions, which were partially offset by increased incentive compensation expense and higher costs for the ASCEND transformation program in fiscal 2023.
Corporate
Corporate consists of selling, general and administrative costs and expenses, including executive, legal, finance, human resources, and information technology, that are not allocated to the segments based on their nature. Corporate expenses were $36 million in fiscal 2024, which was $27 million lower than the fiscal 2023 expenses of $63 million. This decrease was primarily due to a reduction in ASCEND transformation program charges in fiscal 2024 ($25 million).
Corporate expenses were $63 million in fiscal 2023 which was $14 million higher than the fiscal 2022 expenses of $49 million. This increase was primarily from ASCEND transformation program expenses ($15 million) and incentive compensation expense. The increase in expense was partially offset by decreases in leadership transition charges ($7 million) and in external support for the deep dive-holistic business review ($3 million).
Net financing costs were $14 million, $12 million and $4 million in fiscal years 2024, 2023 and 2022, respectively. The increase in net financing costs for both fiscal 2023 to fiscal 2024 and fiscal 2022 to fiscal 2023 was due to the year-over-year increase in interest rates and debt levels during each succeeding fiscal year.
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

	Year Ended August 31,
	2024	2023	2022
Earnings before income tax expense	$105,519	$68,898	$23,992
Income tax expense	23,312	15,249	4,401
Effective income tax rate	22.1%	22.1%	18.3%
The comparability of pre-tax earnings, income tax expense and the related effective income tax rates are impacted by impairment and other divestiture charges and benefits. Fiscal 2024 results included less than $1 million of impairment and divestiture charges, whereas fiscal 2023 results included $6 million of impairment and divestiture benefits and fiscal 2022 results included $2 million of impairment and divestiture charges. A substantial portion of these charges (benefits) do not result in a tax expense or benefit. The fiscal 2024 tax provision included a tax benefit of $4 million related to the lapse of the statute of limitations on uncertain tax positions and global tax planning initiatives. The fiscal 2023 tax provision included a tax benefit of $2 million related to global tax planning initiatives, whereas the fiscal 2022 tax provision included a tax benefit of $3 million related to global tax planning initiatives resulting from certain prior-year business losses for which no benefits were previously recognized.
Both the fiscal 2024 and prior-year income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives. The fiscal 2024 and 2023 effective tax rate were both 22.1%. The fiscal 2024 effective tax rate was slightly higher than the statutory 21% primarily as a result of state income taxes and taxes in foreign jurisdictions with rates higher than the U.S. which were partially offset by one-time tax benefits related to the lapse of the statute of limitations on uncertain tax positions and global tax planning initiatives that will not repeat in future periods due to certain tax attributes that are no longer available.

Liquidity and Capital Resources
At August 31, 2024, cash and cash equivalents were $167 million, comprised of $111 million of cash held by foreign subsidiaries and $56 million held domestically. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2024	2023	2022
Cash provided by operating activities	$81	$78	$52
Cash (used in) provided by investing activities	(14)	11	(7)
Cash used in financing activities	(56)	(53)	(52)
Effect of exchange rate changes on cash	2	(2)	(12)
Net increase (decrease) from cash and cash equivalents	$13	$34	$(20)
Cash flow provided by operations was $81 million for fiscal 2024 and $78 million for fiscal 2023. The $3 million increase in cash flow from operations was primarily the result of $29 million of higher earnings from continuing operations, partially offset by decreases in accrued compensation and benefits, principally due to lower incentive compensation expense, of $18 million, with the remainder due to a decrease in other accrued liabilities principally from reduced costs associated with ASCEND. We had approximately $14 million of cash used in investing activities from continuing operations, which is a $25 million decrease from the prior fiscal year, due principally to the $20 million in proceeds from the sale of the Cortland Industrial business in the fourth quarter of fiscal 2023, net of the $1 million in working capital adjustments settled during fiscal 2024 (see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further detail on the divestiture). The remaining variance is due to higher capital expenditures in fiscal 2024 relating to build-out costs for the company's new headquarters location in Milwaukee, with an anticipated fiscal 2025 move-in date, and purchase of the business assets of Track Tools during the first quarter of fiscal 2024.

Cash flow provided by operations was $78 million for fiscal 2023 and $52 million for fiscal 2022. The $26 million increase in cash flow from operations was primarily the result of $34 million of higher earnings from continuing operations, partially offset by an increase in accrued compensation and benefits, principally for incentive compensation, of $10 million. We had approximately $11 million of cash provided by investing activities from continuing operations due to the proceeds from the sale of the Cortland Industrial business in the fourth quarter of fiscal 2023 (see Note 5, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further detail on the divestiture), as year-over-year cash used for investing in capital expenditures was nearly flat. Cash used in financing activities was $53 million, nearly flat compared to the use of $52 million in the prior fiscal year; however the mix of usage in each fiscal year was different. In fiscal 2023 we entered into a new debt agreement (see Note 7, "Debt" in the notes to the consolidated financial statements for further details of the senior credit facility) resulting in a change of debt mix with the repayment of our outstanding revolver and proceeds received from the issuance of a term loan. In fiscal 2023, the amount for our repurchases of shares of our Class A common stock was lower than the prior fiscal year. During fiscal 2023, we paid $1 million on our term loan.
During fiscal 2023, the Company refinanced its credit facility resulting in an updated senior credit facility (the "Senior Credit Facility") of $600 million, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. Prior to this, the Company's senior credit facility was comprised of a $400 million revolving line of credit and a $200 million term loan which were scheduled to mature in March 2024. The Senior Credit Facility contains restrictive covenants and financial covenants. See Note 7, "Debt" in the notes to the consolidated financial statements for further details of the Senior Credit Facility. The Company was in compliance with all covenants, including the financial covenants, under the Senior Credit facility at August 31, 2024. The unused credit line and amount available for borrowing under the revolving line of credit of the Senior Credit Facility was $398 million at August 31, 2024.

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
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (dollars in millions):

	August 31, 2024		August 31, 2023
	$	PWC %	$	PWC %
Accounts receivable, net	$104	16%	$98	15%
Inventory, net	73	12%	75	12%
Accounts payable	(43)	(7)%	(51)	(8)%
Net primary working capital	$134	21%	$122	19%
Total primary working capital was $134 million at August 31, 2024, which increased from $122 million at August 31, 2023. The primary working capital increase related to increased accounts receivable from timing of sales during the fourth quarter, with a higher proportion of those sales being current at quarter-end and therefore not collectable within the fiscal year. The decrease in inventory is due to continued work on inventory levels around the world. The reduction in payables is related to the decrease in our ASCEND transformation program charges.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $11 million, $9 million and $8 million in fiscal 2024, 2023 and 2022, respectively.
During fiscal 2024 we began the build-out of a new downtown Milwaukee location for Enerpac Tool Group. We expect to relocate our corporate headquarters to the building during fiscal 2025.
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
We had outstanding commercial letters of credit of $4 million and surety bonds of $4 million at August 31, 2024, while we had $9 million of outstanding letters of credit at August 31, 2023. Most of these instruments relate to commercial contracts and self-insured workers’ compensation programs.
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
Our lease contracts are primarily for real estate, vehicles, and manufacturing equipment. See Note 10, "Leases" in the notes to the consolidated financial statements for future minimum lease payments associated with our lease portfolio.
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
Accounts receivable, net: Accounts receivable, net is recorded based on the contractual value of our accounts receivable, net of an estimated allowance for credit losses representing management’s best estimate of the amount of receivables that are not probable of collection. Accounts receivable, net was $104 million as of August 31, 2024, which is net of a $16 million allowance for credit losses. Our customer base generally consists of financially reputable distributors, agents, OEMs, and other customers with whom we have long standing relationships, and historically we have not experienced significant write off of accounts receivables as a percentage of our annual net sales (accounts receivable written off as a percentage of net sales was less than 0.5% for each the years ended August 31, 2024, 2023, and 2022, respectively). As of August 31, 2024, the Company continued to be exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. During the year ended August 31, 2022, the Company recorded through bad debt expense (included in SG&A expenses in the Condensed Consolidated Statements of Earnings) a reserve of $13 million for this agent based on the consideration of the factors listed below, which fully reserves for this agent's outstanding account receivable balance. The allowance for credit losses for this particular agent remained unchanged as of August 31, 2024 and continues to represent management's best estimate of the amount probable of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021, (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer, (iii) the status of ongoing negotiations with the agent to secure payments and (iv) legal recourse available to secure payment. Actual collections from the agent may differ from the Company's estimate.
Inventories:  Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 49% and 48% of total inventories at August 31, 2024 and 2023, respectively). If the LIFO method were not used, inventory balances would be higher than amounts presented in the Consolidated Balance Sheet by $18 million at both August 31, 2024 and 2023. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to net realizable value, if necessary. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
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

Fiscal 2024 Impairment Charges: The fiscal 2024 annual review of reporting units performed in the fourth quarter did not result in an impairment. All reporting units exceeded the carrying value by more than 85%.
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
No impairment was recorded in fiscal 2024 or 2023 as a result of triggering events or the annual impairment review of indefinite-lived intangible assets.
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
Defined Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2024 and 2023, the discount rates on domestic benefit plans were 5.0% and 5.4%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds with equity based strategies, mutual funds with fixed income based strategies, and U.S treasury securities. The expected return on domestic benefit plan assets was 5.7% for each of the fiscal years ended August 31, 2024 and 2023. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2024 domestic benefit plan expense.
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
Interest Rate Risk—As of August 31, 2024, long-term debt consisted of no borrowings under the revolving line of credit (variable rate debt) and $200 million of term-loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable-rate debt would have resulted in a $2 million increase in financing costs for the fiscal year ended August 31, 2024.
Foreign Currency Risk—We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Saudi Arabia and China, and we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 9, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $3 million lower and operating profit would have been less than $1 million lower for the fiscal year ended August 31, 2024. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2024 financial position would result in a $35 million reduction to equity (accumulated other comprehensive loss), as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Enerpac Tool Group Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enerpac Tool Group Corp. (the Company) as of August 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive statement of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 21, 2024 expressed an unqualified opinion thereon.
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
At August 31, 2024, the Company’s consolidated goodwill balance was $269.6 million. Goodwill associated with the IT&S segment was $256.0 million. As disclosed in Note 1 to the financial statements, Management tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In estimating fair value, management utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital.

Auditing management’s goodwill impairment test within the IT&S segment was complex and highly judgmental due to the significant estimation required to determine the fair value of certain reporting units evaluated for impairment using a quantitative assessment. In particular, the fair value estimate was sensitive to significant assumptions over forecasted revenues, operating profit margins, and the weighted average cost of capital.

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

To test the estimated fair value of the Company’s reporting units evaluated for impairment using a quantitative assessment within the IT&S segment, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We also involved our valuation specialists to review certain significant assumptions. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We reconciled the fair value of the reporting units in the IT&S segment to their carrying value and tested the Company’s determination of the assets and liabilities used within the reporting units that are the basis for the carrying value. In addition, we tested management’s reconciliation of the fair value of all the reporting units to the market capitalization of the Company and assessed the adequacy of the Company’s goodwill valuation disclosures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
October 21, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Enerpac Tool Group Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Enerpac Tool Group Corp.’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enerpac Tool Group Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated October 21, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
October 21, 2024

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended August 31,
	2024	2023	2022
Net sales
Product	$474,004	$490,629	$454,126
Service & rental	115,506	107,575	117,097
Total net sales	589,510	598,204	571,223
Cost of products sold
Product	212,847	235,403	232,497
Service & rental	75,652	67,762	73,338
Total cost of products sold	288,499	303,165	305,835
Gross profit	301,011	295,039	265,388

Selling, general and administrative expenses	168,565	205,064	216,874
Amortization of intangible assets	3,312	5,112	7,306
Restructuring charges	7,400	7,096	8,135
Impairment & divestiture charges (benefit)	147	(6,155)	2,413
Operating profit	121,587	83,922	30,660
Financing costs, net	13,524	12,389	4,386
Other expense, net	2,544	2,635	2,282
Earnings before income tax expense	105,519	68,898	23,992
Income tax expense	23,312	15,249	4,401
Net earnings from continuing operations	82,207	53,649	19,591
Earnings (loss) from discontinued operations, net of income taxes	3,542	(7,088)	(3,905)
Net earnings	$85,749	$46,561	$15,686

Earnings per share from continuing operations
Basic	$1.51	$0.95	$0.33
Diluted	$1.50	$0.94	$0.33

Earnings (loss) per share from discontinued operations
Basic	$0.07	$(0.13)	$(0.07)
Diluted	$0.06	$(0.12)	$(0.07)

Earnings per share
Basic	$1.58	$0.82	$0.26
Diluted	$1.56	$0.82	$0.26

Weighted average common shares outstanding
Basic	54,336	56,680	59,538
Diluted	54,862	57,117	59,909

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended August 31,
	2024	2023	2022
Net income	$85,749	$46,561	$15,686
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,053	12,887	(46,092)
Cash flow hedges	552	(375)	—
Pension and other postretirement benefit plans	1,207	1,239	4,115
Total other comprehensive income (loss), net of tax	4,812	13,751	(41,977)
Comprehensive income (loss)	$90,561	$60,312	$(26,291)

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2024	2023
A S S E T S
Current assets
Cash and cash equivalents	$167,094	$154,415
Accounts receivable, net	104,335	97,649
Inventories, net	72,887	74,765
Other current assets	27,942	28,811
Total current assets	372,258	355,640
Property, plant and equipment, net	40,285	38,968
Goodwill	269,597	266,494
Other intangible assets, net	36,058	37,338
Other long-term assets	59,130	64,157
Total assets	$777,328	$762,597

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities
Trade accounts payable	$43,368	$50,483
Accrued compensation and benefits	25,856	33,194
Current maturities of long-term debt	5,000	3,750
Income taxes payable	5,321	3,771
Other current liabilities	49,848	56,922
Total current liabilities	129,393	148,120
Long-term debt, net	189,503	210,337
Deferred income taxes	3,696	5,667
Pension and postretirement benefit liabilities	10,073	10,247
Other long-term liabilities	52,684	61,606
Total liabilities	385,349	435,977
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 54,234,660 and 83,760,798 shares, respectively	10,847	16,752
Additional paid-in capital	235,660	220,472
Treasury stock, at cost, 0 and 28,772,715 shares, respectively	—	(800,506)
Retained earnings	261,870	1,011,112
Accumulated other comprehensive loss	(116,398)	(121,210)
Stock held in trust	(3,777)	(3,484)
Deferred compensation liability	3,777	3,484
Total shareholders' equity	391,979	326,620
Total liabilities and shareholders' equity	$777,328	$762,597

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2024	2023	2022
Operating Activities
Net earnings	$85,749	$46,561	$15,686
Less: Net earnings (loss) from discontinued operations	3,542	(7,088)	(3,905)
Net earnings from continuing operations	82,207	53,649	19,591
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges (benefit)	147	(6,155)	2,413
Depreciation and amortization	13,275	16,313	19,600
Stock-based compensation expense	10,931	8,574	13,619
Provision (benefit) for deferred income taxes	435	460	(5,291)
Amortization of debt issuance costs	586	902	480
Provision for bad debts	327	803	13,856
Other non-cash charges (benefits)	108	1,569	(344)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(6,479)	5,169	(23,753)
Inventories	3,577	4,539	(16,036)
Trade accounts payable	(7,445)	(21,867)	9,658
Prepaid expenses and other assets	2,183	(3,764)	12,545
Income tax accounts	4,548	9,933	4,022
Accrued compensation and benefits	(7,198)	11,288	1,267
Other accrued liabilities	(13,186)	(2,840)	619
Cash provided by operating activities - continuing operations	84,016	78,573	52,246
Cash used in operating activities - discontinued operations	(2,697)	(970)	(510)
Cash provided by operating activities	81,319	77,603	51,736

Investing Activities
Capital expenditures	(11,411)	(9,400)	(8,417)
Proceeds from sale of property, plant and equipment	—	685	1,176
Working capital adjustment from the sale of business	(1,133)	—	—
Purchase of business assets	(1,402)	—	—
Proceeds from sale of business, net of transaction costs	—	20,057	—
Cash (used in) provided by investing activities - continuing operations	(13,946)	11,342	(7,241)
Cash (used in) provided by investing activities	(13,946)	11,342	(7,241)

Financing Activities
Borrowings on revolving credit facility	62,743	69,000	85,000
Principal repayments on revolving credit facility	(78,743)	(53,000)	(60,000)
Principal repayments on term loan	(3,750)	(1,250)	—
Proceeds from issuance of term loan	—	200,000	—
Payment for redemption of revolver	—	(200,000)	—
Swingline (repayments) borrowings, net	—	(4,000)	4,000
Payment of debt issuance costs	—	(2,486)	—
Purchase of treasury shares	(38,354)	(57,662)	(75,112)
Stock options, taxes paid related to the net share settlement of equity awards & other	4,016	(1,458)	(3,681)
Payment of cash dividend	(2,178)	(2,274)	(2,409)
Cash used in financing activities - continuing operations	(56,266)	(53,130)	(52,202)
Cash used in financing activities	(56,266)	(53,130)	(52,202)

Effect of exchange rate changes on cash	1,572	(2,099)	(11,946)
Net increase (decrease) from cash and cash equivalents	12,679	33,716	(19,653)
Cash and cash equivalents - beginning of period	154,415	120,699	140,352
Cash and cash equivalents - end of period	$167,094	$154,415	$120,699
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2021	83,022	$16,604	$202,971	$(667,732)	$953,339	$(92,984)	$(3,067)	$3,067	$412,198
Net earnings	—	—	—	—	15,686	—	—	—	15,686
Other comprehensive loss, net of tax	—	—	—	—	—	(41,977)	—	—	(41,977)
Stock contribution to employee benefit plans and other	15	3	266	—	—	—	—	—	269
Vesting of equity awards	350	70	(70)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,274)	—	—	—	(2,274)
Treasury stock repurchases	—	—	—	(75,112)	—	—	—	—	(75,112)
Stock based compensation expense	—	—	13,619	—	—	—	—	—	13,619
Tax effect related to net share settlement of equity awards	—	—	(3,950)	—	—	—	—	—	(3,950)
Stock issued to, acquired for and distributed from rabbi trust	10	2	150	—	—	—	(142)	142	152
Balance at August 31, 2022	83,397	16,679	212,986	(742,844)	966,751	(134,961)	(3,209)	3,209	318,611
Net earnings	—	—	—	—	46,561	—	—	—	46,561
Other comprehensive income, net of tax	—	—	—	—	—	13,751	—	—	13,751
Stock contribution to employee benefit plans and other	9	2	191	—	—	—	—	—	193
Vesting of equity awards	273	54	(54)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,200)	—	—	—	(2,200)
Treasury stock repurchases	—	—	—	(57,662)	—	—	—	—	(57,662)
Stock based compensation expense	—	—	8,699	—	—	—	—	—	8,699
Stock option exercises	43	8	965	—	—	—	—	—	973
Tax effect related to net share settlement of equity awards	—	—	(2,624)	—	—	—	—	—	(2,624)
Stock issued to, acquired for and distributed from rabbi trust	39	9	309	—	—	—	(275)	275	318
Balance at August 31, 2023	83,761	16,752	220,472	(800,506)	1,011,112	(121,210)	(3,484)	3,484	326,620
Net earnings	—	—	—	—	85,749	—	—	—	85,749
Other comprehensive income, net of tax	—	—	—	—	—	4,812	—	—	4,812
Stock contribution to employee benefit plans and other	7	2	227	—	—	—	—	—	229
Vesting of equity awards	238	47	(47)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,148)	—	—	—	(2,148)
Stock based compensation expense	—	—	10,931	—	—	—	—	—	10,931
Stock option exercises	281	56	6,851	—	—	—	—	—	6,907
Tax effect related to net share settlement of equity awards	—	—	(3,122)	—	—	—	—	—	(3,122)
Stock issued to, acquired for and distributed from rabbi trust	30	7	348	—	—	—	(293)	293	355
Treasury stock repurchases	—	—	—	(38,354)	—	—	—	—	(38,354)
Treasury stock retired	(30,082)	(6,017)	—	838,860	(832,843)	—	—	—	—
Balance at August 31, 2024	54,235	$10,847	$235,660	$—	$261,870	$(116,398)	$(3,777)	$3,777	$391,979
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Nature of Operations: Enerpac Tool Group Corp. (the “Company”) is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company has one reportable segment, Industrial Tools & Services ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial MRO; machining & manufacturing; power generation; infrastructure; mining and other markets
Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. The terms the "Company," "we," and "our" refer to Enerpac Tool Group Corp. and its subsidiaries, unless the context requires that such terms refer only to Enerpac Tool Group Corp. Reference to fiscal years, such as "fiscal 2024," are to the fiscal year ending on August 31 of the specified year.
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former Engineered Components & Systems ("EC&S") segment. This divestiture represented a strategic shift in our operations, and accordingly the results of the former EC&S segment through the date of divestiture and subsequent impacts to the financial results from retained liabilities are recorded in "Earnings (loss) from discontinued operations, net of income taxes" within the Consolidated Statements of Earnings.
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment.
Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead. A portion of inventory is recorded on the first-in, first-out or average cost method and is stated at the lower of cost or net realizable value. A portion of U.S. owned inventory is determined using the last-in, first-out (“LIFO”) method (48.7% and 48.1% of total inventories as of August 31, 2024 and 2023, respectively). If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $17.8 million and $17.6 million at August 31, 2024 and 2023, respectively.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets which are rented to customers of the IT&S segment. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Depreciation expense was $10.0 million, $11.2 million and $12.3 million for the years ended August 31, 2024, 2023 and 2022, respectively. The following is a summary of the Company's components of property, plant and equipment (in thousands):

	August 31,
	2024	2023
Land, buildings and improvements	$14,670	$14,070
Machinery and equipment	145,604	136,566
Gross property, plant and equipment	160,274	150,636
Less: Accumulated depreciation	(119,989)	(111,668)
Property, plant and equipment, net	$40,285	$38,968
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
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for fiscal 2024 and 2023 (in thousands):

	August 31,
	2024	2023
Beginning balance	$856	$1,140
Provision for warranties	371	418
Warranty payments and costs incurred	(699)	(723)
Warranty activity for divested businesses	—	(10)
Impact of changes in foreign currency rates	6	31
Ending balance	$534	$856
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
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
other security for receivables and provides for an allowance for credit losses based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for credit losses of $15.9 million and $16.8 million at August 31, 2024 and 2023, respectively.
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
Research and Development Costs: Research and development costs consist primarily of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $12.4 million, $9.0 million and $7.3 million in fiscal 2024, 2023 and 2022, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $2.1 million, $2.1 million and $1.5 million in fiscal 2024, 2023 and 2022, respectively.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $2.5 million, $2.6 million and $1.3 million for fiscal 2024, 2023 and 2022, respectively.
Income Taxes: The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings, are recognized as a reduction of the provision for income taxes in the year in which they are available for U.S. tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. The Company's general policy is for non-U.S. subsidiary earnings to be indefinitely reinvested to the extent the remittance results in an incremental U.S. tax liability. However, the Company routinely analyzes the factors surrounding global cash needs and future cash utilization to determine if exceptions exist and establishes deferred tax liabilities for associated future tax costs. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and treats any taxes due on future U.S. inclusions in taxable income under the Global Intangible Low-Taxed Income ("GILTI") provision as a current period tax expense.
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
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2024	2023
Foreign currency translation adjustments	$99,215	$102,268
Pension and other postretirement benefit plans	17,187	18,394
Cash flow hedges	(4)	548
Accumulated other comprehensive loss	$116,398	$121,210
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for credit losses, inventory valuation, warranty reserves, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over-time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies.
The Company manages the profitability of its product and service & rental categories on a combined basis given the complexity of the business model. This model includes providing integrated product and service solutions resulting in facilities that generate revenues from both product and service & rental categories, which also have indirect and facility overhead costs

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Year Ended August 31,
	2024	2023	2022
Revenues recognized at point in time	$456,890	$482,506	$442,832
Revenues recognized over time	132,620	115,698	128,391
Total	$589,510	$598,204	$571,223
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	August 31,
	2024	2023
Receivables, which are included in accounts receivable, net	$104,335	$97,649
Contract assets, which are included in other current assets	4,531	3,989
Contract liabilities, which are included in other current liabilities	2,329	2,927
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for credit losses. The Company maintains an allowance for credit losses for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
receivables that will not be collected in the future and records the appropriate provision. The allowance for credit losses was $15.9 million and $16.8 million at August 31, 2024 and 2023, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of August 31, 2024 and 2023, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. During the year ended August 31, 2022, the Company recorded through bad debt expense (included in "Selling, general and administrative expenses" ("SG&A expenses") in the Condensed Consolidated Statements of Earnings) a reserve of $13.2 million based on the consideration of the factors listed below, which fully reserves for the outstanding account receivable balance for this agent. The allowance for credit losses for this particular agent remained unchanged as of August 31, 2024 represents management's best estimate of the amount probable of collection and considers various factors with respect to this matter, including, but not limited to, (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021; (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer; (iii) the status of ongoing negotiations with the agent to secure payments; (iv) legal recourse available to secure payment; and (v) the agent is currently in bankruptcy proceedings. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of August 31, 2024 the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 10.9% of the Company's outstanding accounts receivable. As of August 31, 2024, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of August 31, 2024, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that $2.3 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the start of its ASCEND transformation program, initially estimating an incremental $40 to $50 million of annual operating profit once fully implemented. ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. At the time the company anticipated investing $60 to $65 million through the end of fiscal 2024 to complete these actions.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program to drive greater efficiency and productivity in global selling, general and administrative

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate. (see Note 4, “Restructuring Charges” in the notes to the consolidated financial statements). These costs were incorporated into the initial investment of $60 to $65 million.
In September 2022, the Company approved an update to the restructuring plan to a range of $10 to $15 million; these costs were still incorporated into the initial investment value and the range did not change at that time.
In March 2023, the investment range increased from the initial $60 to $65 million, to $70 to $75 million inclusive of the $10 to $15 million of the previously announced restructuring over the life of the program.
The following summarizes ASCEND transformation charges (in thousands):

	Year-Ended August 31,
	2024	2023	2022	Program to Date
ASCEND Expense recorded in Cost of products sold	$1,018	$924	$6	$1,948
ASCEND Expense recorded in SG&A expenses	6,029	34,495	13,610	54,134
Total ASCEND Expense	7,047	35,419	13,616	56,082
Recorded with Restructuring charges	7,843	7,719	3,050	18,612
Total ASCEND Transformation Charges	$14,890	$43,138	$16,666	$74,694
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
During fiscal 2019, the Company announced a restructuring plan focused on (i) the integration of the Enerpac and Hydratight businesses (IT&S segment), (ii) the strategic exit of certain commodity-type services in our North America Services operations (IT&S segment) and (iii) driving efficiencies within the overall corporate structure, with further expansion in fiscal 2020 and fiscal 2022. The Company recorded $5.2 million of charges for the year ended August 31, 2022 in order to further simplify and streamline the organizational structure. The total cumulative charges for the 2019 plan, which ended in the third quarter of fiscal 2022, were $18.0 million.
On June 27, 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate.
In September 2022, the Company approved an update to the restructuring plan to a range of $10 to $15 million; these costs were still incorporated into the initial investment value and the range did not change at that time.
For the year ended August 31, 2024, 2023 and 2022, the Company recorded $7.8 million, $7.7 million and $3.1 million, respectively, of restructuring charges associated with the ASCEND transformation program. The total cumulative charges for the ASCEND transformation program, which ended in the fourth quarter of fiscal 2024, that related to restructuring were $18.6 million.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following summarizes restructuring reserve activity (which for the year ended August 31, 2023 excludes $0.6 million of charges associated with ASCEND transformation plan for Corporate associated with the accelerated vesting of equity awards which has no impact on the restructuring reserve) (in thousands):

	Year Ended August 31, 2024
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	7,244	552
Cash payments	(5,352)	(429)
Other non-cash uses of reserve	(635)	—
Impact of changes in foreign currency rates	32	—
Balance as of August 31, 2024	$3,527	$197

	Year Ended August 31, 2023
	2019 Plan		ASCEND Plan
	IT&S	Corporate	IT&S	Corporate
Balance as of August 31, 2022	$212	$6	$2,008	$797
Restructuring charges	(32)	(6)	6,035	1,054
Cash payments	(99)	—	(5,453)	(1,779)
Other non-cash uses of reserve	(84)	—	(498)	—
Impact of changes in foreign currency rates	3	—	146	2
Balance as of August 31, 2023	$—	$—	$2,238	$74
Total restructuring charges (inclusive of the Other operating segment) for the years ended August 31, 2024 and 2023 were $7.8 million and $7.7 million, respectively, which included approximately $0.4 million and $0.6 million of charges being reported in the Consolidated Statements of Operations in "Cost of products sold," with the balance of the charges reported on "Restructuring charges." Total restructuring charges (inclusive of the Other operating segment) being reported in "Restructuring charges" were $8.1 million for the year ended August 31, 2022.
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
The following represents the detail of "Earnings (loss) from discontinued operations, net of income taxes" within the Consolidated Statements of Earnings (in thousands):

	Year Ended August 31,
	2024	2023	2022
Selling, general and administrative (benefit) expenses	$(6,054)	$10,069	$4,842
Impairment & divestiture benefit	—	(1,530)	—
Operating income (loss)	6,054	(8,539)	(4,842)
Other income, net	—	372	—
Earnings (loss) before income tax benefit	6,054	(8,911)	(4,842)
Income tax expense (benefit)	2,512	(1,823)	(937)
Earnings (loss) from discontinued operations, net of income taxes	$3,542	$(7,088)	$(3,905)
Other Divestiture Activities
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment, for net cash proceeds of $20.1 million. In connection with the completion of the sale, the Company recorded a net gain of $6.0 million, inclusive of $0.1 million of purchase price from the customary finalization of working

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
capital negotiations in the first quarter of fiscal 2024.The historical results of the Cortland Industrial business (which had net sales of $22.7 million, and $26.2 million for the year ended August 31, 2023 and 2022, respectively) are not material to the consolidated financial results.
Note 6.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2024 and 2023 by operating segment are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2022	$246,740	$11,209	$257,949
Impact of changes in foreign currency rates	8,546	—	8,546
Balance as of August 31, 2023	255,285	11,209	266,494
Impact of changes in foreign currency rates	3,103	—	3,103
Balance as of August 31, 2024	$258,388	$11,209	$269,597
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2024			August 31, 2023
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$109,582	$99,530	$10,052	$108,292	$95,395	$12,897
Patents	13	9,916	9,408	508	9,769	9,210	559
Trademarks and tradenames	14	2,764	2,308	456	2,734	2,197	537
Indefinite lived intangible assets:
Tradenames	N/A	25,042	—	25,042	23,345	—	23,345
		$147,304	$111,246	$36,058	$144,140	$106,802	$37,338
The Company estimates amortization expense for future years to be: $2.9 million in fiscal 2025, $1.9 million in fiscal 2026, $1.9 million in fiscal 2027, $1.7 million in fiscal 2028, $1.6 million in fiscal 2029 and $1.0 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
In conjunction with our annual goodwill impairment assessment, the Company did not record any charges in fiscal 2024 or 2023.
Note 7.    Debt
The following is a summary of the Company’s indebtedness (in thousands):

	August 31,
	2024	2023
Senior Credit Facility
Revolver	—	16,000
Term Loan	195,000	198,750
Total Senior Indebtedness	195,000	214,750
Less: Current maturities of long-term debt	(5,000)	(3,750)
Debt issuance costs	(497)	(663)
Total long-term debt, less current maturities	$189,503	$210,337

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Senior Credit Facility
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which is scheduled to mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the credit facility, subject to customary conditions, including the commitment of the participating lenders. This facility replaces LIBOR with adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. Borrowings under the credit facility bear interest at adjusted term SOFR plus 1.125% per annum.
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the facility at August 31, 2024.
At August 31, 2024, there were $195.0 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $397.6 million available for borrowing under the revolving line of credit facility after reduction for $2.4 million of outstanding letters of credit issued under the facility.
Cash Paid for Interest
The Company made cash net interest payments of $12.4 million, $10.6 million and $3.1 million in fiscal 2024, 2023 and 2022, respectively.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2024 and 2023 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.3 million and less than $0.1 million at August 31, 2024 and 2023, respectively.
The fair value of the Company's interest rate swap and net investment hedge was an asset of less than $0.1 million and a liability of $1.6 million at August 31, 2024 and an asset of $0.7 million and a liability of $1.2 million at August 31, 2023 (see Note 9, “Derivatives” for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 9.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $15.6 million and $13.8 million at August 31, 2024 and 2023, respectively. The fair value of outstanding foreign currency

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

exchange contracts was a net liability of $0.3 million and less than $0.1 million at August 31, 2024 and 2023, respectively. Net foreign currency loss (gain) (included in "Other expense, net" in the Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2024	2023	2022
Foreign currency loss (gain)	$863	$945	$(319)
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net loss of $0.5 million and net gain of $0.5 million for the years ended August 31, 2024 and 2023, respectively, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. As of August 31, 2024, the notional amount of cross-currency swaps designated as net investment hedges was $30.5 million. The change in the fair value of the net investment hedge, a net loss of $0.3 million and $0.9 million for the years ended August 31, 2024 and 2023, respectively, is recorded in other comprehensive income (loss).
Note 10.    Leases
As of August 31, 2024, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have significant finance leases during the year ended August 31, 2024. Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
The components of lease costs for the year ended August 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended August 31,
	2024	2023	2022
Operating lease cost	$12,610	$13,155	$14,316
Short-term lease cost	2,042	2,318	1,714
Variable lease cost	2,850	4,411	3,609
Supplemental cash flow and other information related to leases for the year ended August 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended August 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,119	$13,153	$14,166

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	3,075	1,654	4,584

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Supplemental balance sheet information related to leases at August 31, 2024 and 2023 were as follows (in thousands):

	August 31,
	2024	2023
Operating leases:
Other long-term assets	$32,961	$37,714

Other current liabilities	9,464	9,786
Other long-term liabilities	25,154	29,245
Total operating lease liabilities	$34,618	$39,031

Weighted Average Remaining Lease Term:
Operating leases	7.0 years	6.5 years

Weighted Average Discount Rate:
Operating leases	5.5%	5.0%
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2024 is as follows (in thousands):

2025	$10,317
2026	7,912
2027	4,983
2028	4,197
2029	3,053
Thereafter	13,369
Total minimum lease payments	43,831
Less imputed interest	(9,213)
Present value of net minimum lease payments	$34,618
Note 11.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	2024	2023
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$33,204	$37,135
Interest cost	1,716	1,694
Actuarial (gain) loss	1,273	(2,337)
Benefits paid	(3,337)	(3,288)
Benefit obligation at end of year	$32,856	$33,204
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$28,530	$31,166
Actual return on plan assets	2,839	545
Company contributions	421	108
Benefits paid from plan assets	(3,336)	(3,289)
Fair value of plan assets at end of year	28,454	28,530
Funded status of the plans (underfunded)	$(4,402)	$(4,674)

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following table provides detail on the Company’s domestic net periodic benefit expense (in thousands):

	Year ended August 31,
	2024	2023	2022
Interest cost	$1,716	$1,694	$1,165
Expected return on assets	(1,743)	(1,984)	(2,060)
Amortization of actuarial loss	928	878	1,219
Net periodic benefit expense	$901	$588	$324
As of August 31, 2024 and 2023, $16.3 million and $16.9 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2025, $1.3 million of these actuarial losses are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	2024	2023	2022
Assumptions for benefit obligations:
Discount rate	5.00%	5.40%	4.75%
Assumptions for net periodic benefit cost:
Discount rate	5.40%	4.75%	2.55%
Expected return on plan assets	5.70%	5.70%	5.45%
The Company's objective for its pension plan is to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. In fiscal 2024 and 2023, the plan assets were invested in a mix of 50% duration-matched fixed income securities and 50% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2024, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 6.20%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market and our 50% investment mix between fixed income and equity securities.
The U.S. pension plan investment allocations by asset category were as follows (dollars in thousands):

	Year Ended August 31,
	2024	%	2023	%
Cash and cash equivalents	$—	—%	$51	0.2%
Income receivable	46	0.2	40	0.1
Fixed income securities:
U.S. Treasury Securities	3,320	11.7	4,659	16.3
Corporate Bonds	—	—	—	—
Mutual funds	12,095	42.5	11,269	39.5
	15,415	54.2	15,928	55.8
Equity securities:
Mutual funds	12,993	45.6	12,511	43.9
Total plan assets	$28,454	100%	$28,530	100%
The fair value of mutual funds are based on unadjusted quoted market prices and therefore are classified as Level 1 within the fair value hierarchy under US GAAP. U.S. Treasury Securities and Corporate Bonds are valued using Level 2 inputs, as defined in Note 8, “Fair Value Measurements.”
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $3.2 million for fiscal 2025, $3.1 million per year for fiscal 2026 and 2027, $3.0 million for fiscal 2028, $2.9 million for fiscal 2029 and $12.9 million in aggregate for the following five years. The Company plans to make a contribution of $1.2 million to the U.S. pension plans in September of fiscal 2025. The Company did not make a contribution to the plan in fiscal 2024 or fiscal 2023.

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

	2024	2023
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$8,085	$8,017
Employer service costs	144	60
Interest cost	344	306
Actuarial gain	(1)	(494)
Benefits paid	(261)	(256)
Settlements	—	(213)
Currency impact	199	665
Benefit obligation at end of year	$8,510	$8,085
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$6,195	$6,208
Actual return on plan assets	323	(359)
Company contributions	69	286
Benefits paid from plan assets	(261)	(469)
Currency impact	169	529
Fair value of plan assets at end of year	6,495	6,195
Funded status of the plans (underfunded)	$(2,015)	$(1,889)
The following table provides detail on the Company’s foreign net periodic benefit expense (in thousands):

	Year ended August 31,
	2024	2023	2022
Employer service costs	$144	$60	$90
Interest cost	344	306	159
Expected return on assets	(252)	(245)	(316)
Amortization of net prior service credit	4	3	3
Amortization of net loss	21	10	112
Settlement	—	37	145
Net periodic benefit expense	$261	$171	$193
The weighted average discount rate utilized for determining the benefit obligation at August 31, 2024 and 2023 was 4.1% and 4.3%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.1%. During fiscal 2025, the Company does not anticipate contributing to these pension plans.
Projected benefit payments to participants in the these foreign plans are $0.3 million for each of fiscal 2025, 2026, and 2027, $0.4 million for each of fiscal 2028 and 2029 and $2.3 million in aggregate for the five years thereafter.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $1.6 million and $1.7 million at August 31, 2024 and 2023, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 6.8%, trending downward to 5.0% by the year 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of $0.04 million in the year ended August 31, 2024, and $0.1 million for each of the fiscal years ended August 31, 2023 and 2022. Benefit payments from the plan are funded through participant contributions and Company contributions. Benefit payments are projected to be $0.2 million in fiscal 2025.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
While contributions vary, the Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of the end of the plan year. The discretionary contribution has a three-year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2024. The Company also maintains a Restoration Plan that allows eligible highly compensated employees (as defined by the Internal Revenue Code) to receive a core contribution as if no IRS limits were in place. Company contributions to the Restoration Plan are made in the form of its Class A common stock and contributed into each eligible participant’s deferred compensation plan. The Company has not contributed in fiscal 2024, 2023 or fiscal 2022. Expense recognized related to the 401(k) plan totaled $2.1 million for each of the fiscal years ended August 31, 2024 and 2023, and $2.2 million for the fiscal year ended August 31, 2022.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $0.9 million and $1.0 million obligation at August 31, 2024 and 2023, respectively. Expense recognized for the SERP Plan was $0.3 million in fiscal 2024, and $0.2 million in each of fiscal 2023 and 2022.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation and restricted stock units vesting in order to provide future savings benefits. Eligibility is limited to employees who earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, a defined set of mutual funds, and/or, with respect to deferrals of restricted stock units, in Company common stock. The fixed income and mutual fund portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $9.3 million and $11.0 million are included in the Consolidated Balance Sheets at August 31, 2024 and 2023, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $0.9 million, $0.9 million and $0.7 million for the years ended August 31, 2024, 2023 and 2022, respectively, for the non-funded return on participant deferrals. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Because no investment diversification is permitted within the trust, changes in fair value of the Company's common stock are not recognized.
Note 12.    Income Taxes
Earnings before income taxes from continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2024	2023	2022
Domestic	$59,688	$26,442	$10,176
Foreign	45,831	42,456	13,816
	$105,519	$68,898	$23,992
Both domestic and foreign pre-tax earnings from continuing operations are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2024, domestic earnings included non-cash impairment and other divestiture charges of $0.1 million. In fiscal 2023, domestic earnings included non-cash impairment and other divestiture benefits of $6.2 million. In fiscal 2022, domestic and foreign earnings included $1.3 million and $1.1 million of non-cash impairment and other divestiture charges, respectively. Substantially all of the non-cash impairment and other divestiture charges (benefits) did not result in a tax expense (benefit).

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2024	2023	2022
Currently payable:
Federal	$10,106	$5,181	$1,765
Foreign	11,599	9,240	7,824
State	1,172	319	164
	22,877	14,740	9,753
Deferred:
Federal	(1,086)	(2,935)	1,580
Foreign	2,630	3,806	(7,538)
State	(1,109)	(362)	606
	435	509	(5,352)
Income tax expense	$23,312	$15,249	$4,401
Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal effect	1.3	0.7	2.3
Tax on foreign earnings (1)	4.2	6.0	1.3
Foreign derived intangible income deduction	(2.3)	(3.1)	(4.5)
Compensation adjustment	2.0	1.5	6.6
Impairment and other divestiture charges	—	—	1.1
Valuation allowance additions and releases	(4.1)	(0.8)	2.1
Changes in liability for unrecognized tax benefits	(1.3)	(0.1)	3.4
Repatriation of foreign earnings	1.6	—	—
Taxable liquidation of subsidiaries (2)	—	0.1	(11.4)
Foreign non-deductible expenses	0.3	1.7	8.5
Changes in tax rates	—	(2.0)	(3.6)
Audits and adjustments (3)	0.4	(2.9)	(6.7)
Research and development tax credit	(0.6)	(0.7)	(2.5)
Other items	(0.4)	0.7	0.7
Effective income tax rate	22.1%	22.1%	18.3%
(1) The Company generated $3.4 million, $2.6 million and $1.5 million of withholding tax and U.S. tax on non-U.S. earnings, net of foreign tax credits for fiscal 2024, 2023 and 2022, respectively.
(2) During fiscal 2022, the Company generated a net benefit of $2.7 million as a result of taxable liquidations of subsidiaries.
(3) During fiscal 2024, the Company generated a $0.4 million tax expense related to audits and adjustments as compared to a tax benefit of $2.0 million and $1.6 million for fiscal 2023 and 2022, respectively.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2024	2023
Deferred income tax assets:
Operating loss and tax credit carryforwards	$73,406	$70,933
Compensation related liabilities	4,440	7,372
Postretirement benefits	4,628	5,224
Inventory	977	1,715
Lease liabilities	8,063	8,594
Research and development capitalization	8,683	4,544
Book reserves and other items	5,096	6,548
Total deferred income tax assets	105,293	104,930
Valuation allowance	(57,743)	(61,432)
Net deferred income tax assets	47,550	43,498
Deferred income tax liabilities:
Depreciation and amortization	(25,920)	(23,844)
Lease assets	(7,918)	(8,594)
Other items	(2,716)	(1,020)
Deferred income tax liabilities	(36,554)	(33,458)
Net deferred income tax asset (1)	$10,996	$10,040
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $14.7 million and $15.7 million for fiscal 2024 and 2023, respectively, is included in "Other long-term assets" and a liability of $3.7 million and $5.7 million for fiscal 2024 and 2023, respectively, is included in "Deferred income taxes".
The Company has $61.9 million and $2.5 million of gross state net operating loss and credit carryforwards, respectively, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2044. The Company also has $78.9 million and $7.6 million of foreign loss and credit carryforwards, respectively, and $2.2 million of U.S. credit carryforwards, which are available to reduce certain future foreign and U.S. tax liabilities. The majority of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2034. The U.S. credit carryforwards expire at various times through 2034. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.
In general, the Company’s practice is to reinvest the earnings of its non-U.S. subsidiaries within those operations. Routinely, the Company analyzes the factors surrounding global cash needs and future cash utilization and determines if there are any exceptions. As of August 31, 2024, certain jurisdictions met this exception. On the undistributed foreign earnings of $11.3 million that are no longer permanently reinvested outside of the United States, the Company recorded a deferred tax liability of $1.7 million. If all remaining undistributed earnings were remitted, an additional income tax provision of $0.6 million would have been necessary as of August 31, 2024.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2024	2023	2022
Beginning balance	$14,754	$15,380	$15,658
Increases based on tax positions related to the current year	1,771	279	433
Increase for tax positions taken in a prior period	201	—	1,084
Decrease for tax positions taken in a prior period	—	(56)	(57)
Decrease due to lapse of statute of limitations	(3,054)	(951)	(1,271)
Decrease due to settlements	—	—	(31)
Changes in foreign currency exchange rates	41	102	(436)
Ending balance	$13,713	$14,754	$15,380
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2024, 2023 and 2022, the Company recognized $5.0 million, $5.2 million and $4.5 million, respectively, for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2012. The

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $1.4 million throughout fiscal 2025.
Cash paid for income taxes, net of refunds, totaled $23.8 million, $2.7 million and $5.7 million during the years ended August 31, 2024, 2023 and 2022, respectively.
Note 13.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2024 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 54,234,660 shares were issued and outstanding; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors approved four separate authorizations (September 2011, March 2014, October 2014 and March 2015) to repurchase up to 7,000,000 shares each of the Company’s outstanding common stock. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 1,309,466 shares for $38.4 million in the year ended August 31, 2024. As of August 31, 2024, the maximum number of shares that may yet be purchased under the program is 2,717,049 shares. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,082,181 shares of common stock for $838.9 million.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and the Company retired 29,841,209 treasury shares. The initial share retirement resulted in reductions of $6.0 million in Class A Common Stock and $824.6 million in "Retained Earnings" reflected in the Condensed Consolidated Balance Sheets at August 31, 2024. Shares repurchased after December 18, 2023 were retired upon repurchase. In addition to the initial share retirement, the Company repurchased and retired 240,972 shares during the year-ended August 31, 2024.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Earnings Per Share
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2024	2023	2022
Numerator:
Net earnings from continuing operations	$82,207	$53,649	$19,591
Net earnings (loss) from discontinued operations	3,542	(7,088)	(3,905)
Net earnings	$85,749	$46,561	$15,686
Denominator:
Weighted average common shares outstanding - basic	54,336	56,680	59,538
Net effect of dilutive securities - stock based compensation plans	526	437	371
Weighted average common shares outstanding - diluted	54,862	57,117	59,909

Earnings per common share from continuing operations:
Basic	$1.51	$0.95	$0.33
Diluted	$1.50	$0.94	$0.33

Earnings (loss) per common share from discontinued operations:
Basic	$0.07	$(0.13)	$(0.07)
Diluted	$0.06	$(0.12)	$(0.07)

Earnings per common share:
Basic	$1.58	$0.82	$0.26
Diluted	$1.56	$0.82	$0.26

Anti-dilutive securities- stock based compensation plans (excluded from earnings per share calculation)	96	891	946
Note 14.    Stock Plans
Share based awards may be granted to key employees and directors under the Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020) (the “Plan”). A total of 7,825,000 shares of Class A common stock have been authorized for issuance under the Plan (including 3,500,000 shares that were authorized for issuance at the January 2021 annual meeting) plus shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of awards under our previously registered stock plans outstanding at the time the Plan was first approved by the Company's shareholders. At August 31, 2024, 3,191,321 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock, restricted stock units and performance shares (the "Performance Shares") to employees and directors. Options generally have a maximum term of ten years, an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant and generally vest 50% after three years and 100% after five years. The Company’s restricted stock grants prior to fiscal 2017 generally have similar vesting provisions as options, while grants thereafter generally vest in equal installments over a three-year period. The Performance Shares include a three-year performance period. For the awards of Performance Shares granted in the year ended August 31, 2022, payout under the awards is based 50% on Company’s total shareholder return (“TSR”) relative to the S&P 600 SmallCap Industrial metric and 50% on the Company's three-year average return on invested capital. For awards of Performance Shares granted in the years ended August 31, 2024 and 2023, payout under the awards is based 33.3% on the relative TSR metric, 33.3% on the Company's adjusted earnings per share and 33.3% on the Company's three-year average return on invested capital. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of restricted stock units and performance shares activity during fiscal 2024 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2023	1,039,536	$22.26
Granted	336,040	29.34
Forfeited	(127,701)	23.40
Vested	(368,010)	21.41
Outstanding on August 31, 2024	879,865	$25.50
A summary of stock option activity during fiscal 2024 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2023	629,407	$27.18
Granted	—	—
Exercised	(287,791)	24.57
Forfeited	—	—
Expired	(115,767)	36.35
Outstanding on August 31, 2024	225,849	$25.81	2.0	$3,485,432
Exercisable on August 31, 2024	225,849	$25.81	2.0	$3,485,432
Intrinsic value is the difference between the market value of the stock at August 31, 2024 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the total intrinsic value of options exercised and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2024	2023	2022
Intrinsic value of options exercised	$2,946	$169	$—
Cash receipts from exercise of options	6,907	973	—
The Company generally records compensation expense over the vesting period for restricted stock unit awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 12% for the years ended August 31, 2024, 2023 and 2022. The fair value of Performance Shares with market vesting conditions, which includes the Performance Shares awarded in fiscal 2024, 2023 and 2022, is determined utilizing a Monte Carlo simulation model.
As of August 31, 2024, there was $9.7 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock, restricted stock units and Performance Shares, which will be recognized over a weighted average period of 1.5 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2024 and 2023 was $8.3 million and $9.8 million, respectively.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 15.    Business Segment, Geographic and Customer Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the infrastructure, industrial MRO, oil & gas, mining, alternative and renewable energy, civil construction and other markets. The Other operating segment is included for purposes of reconciliation of the respective balances below to the consolidated financial statements.
The following tables summarize financial information by reportable segment and product line (in thousands):

	Year Ended August 31,
	2024	2023	2022
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$455,647	$447,603	$410,245
Service & Rental	115,506	107,575	117,097
	571,153	555,178	527,342

Other Segment	18,357	43,026	43,881
	$589,510	$598,204	$571,223

Operating Profit (Loss)
IT&S Segment	$153,105	$135,883	$78,735
Other Segment	4,249	10,954	729
General Corporate	(35,767)	(62,915)	(48,805)
	$121,587	$83,922	$30,660

Depreciation and Amortization:
IT&S Segment	$11,700	$12,329	$14,498
Other Segment	888	3,164	3,664
General Corporate	687	820	1,438
	$13,275	$16,313	$19,600

Capital Expenditures:
IT&S Segment	$6,079	$7,779	$7,139
Other Segment	561	599	710
General Corporate	4,771	1,022	568
	$11,411	$9,400	$8,417

	August 31,
	2024	2023
Assets:
IT&S Segment	$613,797	$632,113
Other Segment	26,533	28,127
General Corporate	136,998	102,357
	$777,328	$762,597
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize net sales and property, plant and equipment by geographic region (in thousands):

	Year Ended August 31,
	2024	2023	2022
Net Sales:
United States of America	$220,689	$231,093	$226,020
United Kingdom	36,290	34,085	29,316
Germany	34,700	29,926	28,004
Saudi Arabia	23,113	25,762	20,892
Brazil	22,769	20,523	16,517
Australia	22,165	28,607	26,667
Canada	19,248	29,643	19,651
China	16,258	14,081	15,434
France	16,133	14,606	14,854
All Other	178,145	169,877	173,868
	$589,510	$598,204	$571,223

	August 31,
	2024	2023
Property, Plant and Equipment, net:
United States	$18,150	$15,081
United Kingdom	7,599	7,543
UAE	3,130	4,004
Brazil	2,870	3,197
Netherlands	2,547	2,423
Spain	1,560	1,484
All other	4,429	5,235
	$40,285	$38,968
The Company’s largest customer accounted for approximately 3% of sales in each of the last three fiscal years. Export sales from domestic operations were 7.9%, 9.9% and 9.8% of total net sales from continuing operations in fiscal 2024, 2023 and 2022, respectively.
Note 16.    Commitments and Contingencies
We had outstanding commercial letters of credit of $4.4 million and surety bonds of $3.8 million at August 31, 2024, while we had $8.6 million of outstanding letters of credit at August 31, 2023. Most of these instruments relate to commercial contracts and self-insured workers’ compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the year ended August 31, 2024. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 17.    Subsequent Event
On September 4, 2024, the Company completed the acquisition of DTA the Smart Move, S.A., a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The purchase price was an initial €24 million payment plus potential earn-out to be paid at the end of year three that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36 million. The acquisition was funded with both cash on hand and borrowings from our existing credit facility. The Company has not completed the analysis of identifying and estimating the fair value of identifiable intangible assets acquired or the fair value of the earn-out obligation. We anticipate preparing a preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of our first quarter of fiscal 2025. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

ENERPAC TOOL GROUP CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2024	$16,781	$641	$—	$(1,473)	$(37)	$15,912
August 31, 2023	17,504	1,177	(32)	(2,230)	362	16,781
August 31, 2022	4,235	14,277	—	(350)	(658)	17,504

Valuation allowance—Income taxes
August 31, 2023	$61,432	$1,821	$—	$(5,511)	$1	$57,743
August 31, 2022	61,630	3,305	—	(3,503)	—	61,432
August 31, 2021	66,155	925	—	(5,450)	—	61,630

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Interim Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2024, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of August 31, 2024, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended August 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference to the “Proposal I: Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on February 6, 2025 (the “2025 Annual Meeting Proxy Statement”). Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference to the “Proposal I: Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2025 Annual Meeting Proxy Statement. Information with respect to the timeliness of filings by directors and executive officers of reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the "Other Information—Delinquent Section 16(a) Reports" section of the 2025 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
The Company has adopted a code of ethics that applies to its senior executive team, including its Chief Executive Officer, Interim Principal Financial Officer and Corporate Controller. The code of ethics is posted on the Company’s website and is available free of charge at www.enerpactoolgroup.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Interim Principal Financial Officer or Corporate Controller by posting such information on the Company’s website.
The Company has adopted an insider trading policy addressing the purchase, sale and other disposition of the Company’s securities by its officers, directors and employees that is reasonably designed to promote compliance with U.S. federal insider trading laws, rules and regulations and the rules of the New York Stock Exchange. That policy is filed as Exhibit 19 to this report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Election of Directors,” “Corporate Governance Matters,” “Executive Compensation” (other than the information appearing under the heading "Pay Versus Performance") and "Non-Employee Director Compensation" sections of the 2025 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2025 Annual Meeting Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Corporate Governance Matters—Certain Relationships and Related Party Transactions” section of the 2025 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2025 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.   Consolidated Financial Statements
See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Securities Purchase Agreement, dated as of July 8, 2019, by and between Actuant Corporation, BRWS Parent LLC, Actuant France SAS and Actuant Holdings AB.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2019

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(f) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 8-K filed on August 1, 2022

4.1	Description of Registered Securities	Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Credit Agreement dated as of September 9, 2022 among Enerpac Tool Group Corp., the initial subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2022

10.2*	Outside Directors’ Deferred Compensation Plan (as amended and restated effective July 23, 2021)	Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended August 31, 2021

10.3*	Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Non-Qualified Deferred Compensation Plan (conformed through the first amendment)	Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

10.5*	2010 Employee Stock Purchase Plan (as amended and restated December 1, 2023)		X

10.6*	Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020)	Appendix A to the Proxy Statement on Schedule 14A filed by Enerpac Tool Group Corp. on December 4, 2020

10.7**	2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.8*	(a) Amended and Restated 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.9*	Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.10*	Senior Officer Severance Plan	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2019

10.11*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

10.12*	Form of Amended and Restated Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.13*	Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.14*	(a) Form of NQSO Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of NQSO Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15*	(a) Form RSA Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSA Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.2(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.16*	(a) Form of RSU Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

	(b) Form of RSU Award (Officer) under the 2009 Omnibus Incentive Plan*	Exhibit 10.3(b) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.17*	(a) Form RSA Award (Director) under the 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.18*	(a) Form of RSU Award (Director) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(c) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan for awards commencing in 2024)*	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May31, 2024

10.19*	(a) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
	(c) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended May31, 2024

	(d) Form of PSU Award - Return on Invested Capital (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended May31, 2024

	(e) Form of PSU Award - Earnings Per Share (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended May31, 2024

10.20*	(a) Form of Restricted Stock Unit (RSU) agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.1 to the Registrant's Form 8-K filed on September 1, 2023

	(b) Form of Performance Share Award agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.2 to the Registrant's Form 8-K filed on September 1, 2023

10.21*	Letter agreement dated September 22, 2021 between Paul E. Sternlieb and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2021

10.22*	Letter agreement dated May 4, 2022 between Anthony P. Colucci and Enerpac Tool Group Corp.

10.23*	Letter agreement dated January 19, 2022 between Benjamin J. Topercer and Enerpac Tool Group Corp.	Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended August 31, 2022

10.24*	Letter agreement dated June 17, 2024 between Eric T. Chack and Enerpac Tool Group Corp.		X

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

19	Enerpac Tool Group Corp. Insider Trading Policy		X

21	Subsidiaries of the Registrant		X

23	Consent of Ernst & Young LLP		X

24	Power of Attorney		See signature page of this report

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

97	Enerpac Tool Group Corp. Dodd-Frank Clawback Policy		X

101	The following materials from the Enerpac Tool Group Corp. Form 10-K for the year ended August 31, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)		X
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERPAC TOOL GROUP CORP. (Registrant)

By:	/s/ P. SHANNON BURNS
P. Shannon Burns
Interim Principal Financial Officer and Head of Financial Planning, Operations and Decision Support
Dated: October 21, 2024
POWER OF ATTORNEY
KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Sternlieb, P. Shannon Burns and James P. Denis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Signature	Title

/s/ PAUL E. STERNLIEB	President and Chief Executive Officer, Director
Paul E. Sternlieb	(Principal Executive Officer)

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ JUDY ALTMAIER	Director
Judy Altmaier

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ COLLEEN M. HEALY	Director
Colleen M. Healy

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ LYNN C. MINELLA	Director
Lynn C. Minella

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ P. SHANNON BURNS	Interim Principal Financial Officer and Head of Financial Planning, Operations and Decision Support
P. Shannon Burns	(Principal Financial Officer)

/s/ PATRICK J. DAWSON	Interim Principal Accounting Officer and Corporate Controller
Patrick J. Dawson	(Principal Accounting Officer)
* Each of the above signatures is affixed as of October 21, 2024.