Form 10-Q
period 2024-11-30
ENERPAC TOOL GROUP CORP
filed 2024-12-20
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 16, 2024 was 54,400,216.

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
The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:
•supply chain issues, including shortages of adequate component supply or that increase our costs or cause delays in our ability to fulfill orders;
•failure to estimate customer demand properly may result or could have an adverse impact on our business and operating results and our relationship with customers;
•the deterioration of, or instability in, the domestic and international economy and challenging end-market conditions, including as a result of geopolitical activity, including but not limited to, the invasion of Ukraine by Russia and international sanctions imposed in response thereto, as well as armed conflicts in the Middle East;
•decreased demand from customers in the oil & gas industry, including as a result of significant volatility in oil prices resulting from disruptions in the oil markets and imposition of climate-related laws and regulations that disadvantage the oil & gas industry;
•uncertainty over global tariffs or the financial impact of tariffs, which could be affected by the outcome of the 2024 U.S. presidential election;
•our ability to maintain operational improvements from our continuous improvement program and from prior restructuring actions;

•logistics challenges, such as global freight capacity shortages, significant increases in freight costs or other delays in our ability to fulfill orders, including as a result of attacks on commercial ships in the Red Sea and adverse weather conditions;
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
•regulatory and legal developments, including litigation, such as product liability and warranty claims, and contractual exposure to liabilities;
•unfavorable tax law changes may adversely affect results;
•failure to develop new products and the extent of market acceptance of new products and price increases;
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
•a global economic recession;
•the impact of elevated interest rates and material, labor, or overhead cost increases;
•our ability to comply with the covenants in our debt agreements and fluctuations in interest rates;
•our ability to attract, develop, and retain qualified employees;
•inadequate intellectual property protection or infringement of the intellectual property of others;
•our ability to access capital markets; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K for the fiscal year ended August 31, 2024 filed with the SEC on October 21, 2024 (the “fiscal 2024 Annual Report on Form 10-K”).
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as "fiscal 2025," are to the fiscal year ending on August 31 of the specified year. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2024	2023
Net sales	$145,196	$141,970
Cost of products sold	70,544	67,720
Gross profit	74,652	74,250

Selling, general and administrative expenses	42,318	42,216
Amortization of intangible assets	1,202	824
Restructuring charges	—	2,401
Impairment & divestiture charges	—	147
Operating profit	31,132	28,662
Financing costs, net	2,770	3,697
Other expense, net	487	991
Earnings before income tax expense	27,875	23,974
Income tax expense	6,152	5,669
Net earnings from continuing operations	21,723	18,305
Earnings (loss) from discontinued operations, net of income taxes	—	(567)
Net earnings	$21,723	$17,738

Earnings per share from continuing operations
Basic	$0.40	$0.34
Diluted	$0.40	$0.33

Earnings (loss) per share from discontinued operations
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Earnings per share
Basic	$0.40	$0.33
Diluted	$0.40	$0.32

Weighted average common shares outstanding
Basic	54,242	54,527
Diluted	54,812	55,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2024	2023
Net earnings	$21,723	$17,738
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(10,046)	903
Pension and other postretirement benefit plans	298	156
Cash flow hedges	72	(689)
Total other comprehensive (loss) income, net of tax	(9,676)	370
Comprehensive income	$12,047	$18,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	November 30, 2024	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$130,733	$167,094
Accounts receivable, net	100,654	104,335
Inventories, net	81,198	72,887
Other current assets	37,185	27,942
Total current assets	349,770	372,258
Property, plant and equipment, net	45,821	40,285
Goodwill	287,502	269,597
Other intangible assets, net	34,482	36,058
Other long-term assets	57,776	59,130
Total assets	$775,351	$777,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,000	$5,000
Trade accounts payable	46,931	43,368
Accrued compensation and benefits	18,447	25,856
Income taxes payable	5,729	5,321
Other current liabilities	43,835	49,848
Total current liabilities	119,942	129,393
Long-term debt, net	188,294	189,503
Deferred income taxes	6,111	3,696
Pension and postretirement benefit liabilities	9,067	10,073
Other long-term liabilities	53,928	52,684
Total liabilities	377,342	385,349
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 54,400,217 and 54,234,660 shares, respectively	10,880	10,847
Additional paid-in capital	233,964	235,660
Retained earnings	279,239	261,870
Accumulated other comprehensive loss	(126,074)	(116,398)
Stock held in trust	(3,774)	(3,777)
Deferred compensation liability	3,774	3,777
Total shareholders' equity	398,009	391,979
Total liabilities and shareholders’ equity	$775,351	$777,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2024	2023
Operating Activities
Net earnings	$21,723	$17,738
Less: Earnings (loss) from discontinued operations, net of income taxes	—	(567)
Net earnings from continuing operations	21,723	18,305
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	147
Depreciation and amortization	3,514	3,426
Stock-based compensation expense	3,345	2,717
Provision (benefit) for deferred income taxes	2,684	(24)
Amortization of debt issuance costs	147	146
Other non-cash expenses	46	1,527
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	5,479	2,517
Inventories	(9,306)	(4,590)
Trade accounts payable	790	(4,984)
Prepaid expenses and other assets	(9,777)	(9,089)
Income tax accounts	422	1,051
Accrued compensation and benefits	(7,470)	(11,154)
Other accrued liabilities	(2,948)	(3,912)
Cash provided by (used in) operating activities - continuing operations	8,649	(3,917)
Cash used in operating activities - discontinued operations	—	(2,758)
Cash provided by (used in) operating activities	8,649	(6,675)

Investing Activities
Capital expenditures	(5,857)	(1,567)
Cash paid for business acquisitions, net of cash acquired	(27,196)	—
Purchase of business assets	—	(1,027)
Cash used in investing activities - continuing operations	(33,053)	(2,594)
Cash used in investing activities	(33,053)	(2,594)

Financing Activities
Borrowings on revolving credit facility	14,421	39,000
Principal repayments on revolving credit facility	(14,421)	(8,000)
Principal repayments on term loan	(1,250)	(625)
Purchase of treasury shares	(4,379)	(26,116)
Taxes paid related to the net share settlement of equity awards	(6,406)	(2,081)
Stock option exercises & other	1,419	2,317
Payment of cash dividend	(2,167)	(2,178)
Cash (used in) provided by financing activities - continuing operations	(12,783)	2,317
Cash (used in) provided by financing activities	(12,783)	2,317

Effect of exchange rate changes on cash	826	493
Net decrease in cash and cash equivalents	(36,361)	(6,459)
Cash and cash equivalents - beginning of period	167,094	154,415
Cash and cash equivalents - end of period	$130,733	$147,956
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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2024 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2024 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2025.
Accumulated Other Comprehensive Loss
The following is a summary of the components included within the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2024	August 31, 2024
Foreign currency translation adjustments	$109,261	$99,215
Pension and other postretirement benefit plans	16,889	17,187
Cash flow hedges	(76)	(4)
Accumulated other comprehensive loss	$126,074	$116,398
Property Plant and Equipment
The following is a summary of the components included within the Company's property, plant and equipment (in thousands):

	November 30, 2024	August 31, 2024
Land, buildings and improvements	$17,447	$14,670
Machinery and equipment	148,562	145,604
Gross property, plant and equipment	166,009	160,274
Less: Accumulated depreciation	(120,188)	(119,989)
Property, plant and equipment, net	$45,821	$40,285
Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for the three months ended November 30, 2024 and 2023 (in thousands):

	Three Months Ended November 30,
	2024	2023
Beginning balance	$534	$856
Provision for warranties	187	45
Warranty payments and costs incurred	(216)	(164)
Impact of changes in foreign currency rates	(12)	2
Ending balance	$493	$739

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2024	2023
Revenues recognized at point in time	$109,296	$106,142
Revenues recognized over time	35,900	35,828
Total	$145,196	$141,970
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2024	August 31, 2024
Receivables, which are included in accounts receivable, net	$100,654	$104,335
Contract assets, which are included in other current assets	6,768	4,531
Contract liabilities, which are included in other current liabilities	2,690	2,329
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $16.4 million and $15.9 million at November 30, 2024 and August 31, 2024, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of November 30, 2024 and 2023, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of November 30, 2024 and 2023, the Company had a total bad debt reserve of $13.2 million related to this agent. The allowance for doubtful accounts for this particular agent as of November 30, 2024 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to: (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021; (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer; (iii) the status of ongoing negotiations with the agent to secure payments; (iv) legal recourse available to secure payment; and (v) the agent is currently in bankruptcy proceedings. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country, which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of November 30, 2024, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 11.1% of the Company's outstanding accounts receivable. As of November 30, 2024, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2024, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $2.7 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the start of its ASCEND transformation program, initially estimating an incremental $40 to $50 million of annual operating profit once fully implemented. ASCEND's key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative ("SG&A") expense by better leveraging resources to create a more efficient and agile organization.
At that time, the Company anticipated investing $60 to $65 million through the end of fiscal 2024 to complete these actions.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program to drive greater efficiency and productivity in global SG&A resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate (see Note 4, "Restructuring Charges,"). These costs were incorporated into the initial investment of $60 to $65 million.
In September 2022, the Company approved an update to the restructuring plan to a cost range of $10 to $15 million; these costs were still incorporated into the initial investment value and the range did not change at that time.
In March 2023, the investment range increased from the initial $60 to $65 million, to $70 to $75 million inclusive of the $10 to $15 million of the previously announced restructuring over the life of the program.
Total program expenses were approximately $3.6 million in the three months ended November 30, 2023, with no expenses in the three months ended November 30, 2024, as the ASCEND program ended at August 31, 2024. Of the total ASCEND program expenses for the three months ended November 30, 2023, $1.1 million were recorded within SG&A expenses and approximately $0.1 million were recorded within cost of goods sold. Additionally, for the three months ended November 30, 2023, $2.4 million of ASCEND expenses were recorded within restructuring expenses (see Note 4, “Restructuring Charges”).

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
The Company recorded $2.4 million of restructuring charges associated with the ASCEND transformation program in the three months ended November 30, 2023. No restructuring charges associated with the ASCEND transformation program were recorded in the three months ended November 30, 2024 as the ASCEND program ended at August 31, 2024.
The following summarizes restructuring reserve activity (which for the three months ended November 30, 2023 excludes $0.2 million of charges associated with the accelerated vesting of equity awards within the ASCEND transformation plan, which has no impact on the restructuring reserve) for the IT&S segment and Corporate (in thousands):

	Three Months Ended November 30, 2024
	IT&S	Corporate
Balance as of August 31, 2024	$3,527	$197
Cash payments	(810)	(9)
Impact of changes in foreign currency rates	(36)	—
Balance as of November 30, 2024	$2,681	$188

	Three Months Ended November 30, 2023
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	2,062	174
Cash payments	(1,312)	(75)
Balance as of November 30, 2023	$2,988	$173
Total restructuring charges (inclusive of the Other operating segment) were $2.4 million in the three months ended November 30, 2023, being reported, in "Restructuring charges." There were no restructuring charges in the three months ended November 30, 2024.
Note 5.    Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. ("DTA"), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $27.2 million plus potential earn-out to be paid at the end of the third year following the acquisition that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. The acquisition was funded with both cash on hand and borrowings from our existing credit facility. Due to the timing of the business combination and the nature of the net assets acquired, at November 30, 2024, the valuation process to determine the fair value is not complete and further adjustments are expected. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available. At November 30, 2024 the company recognized $22.0 million of goodwill and $3.0 million of property, plant and equipment as part of this acquisition. A fair value estimate has not yet been recorded for the earn-out or for identifiable intangible assets, as sufficient information is not yet available to make reliable estimates. The entire difference between the initial purchase price and the estimate of the fair value of tangible net assets is currently recorded in goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but not to exceed 12 months following acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.
This acquisition generated net sales of $3.2 million for the three months ended November 30, 2024, which are reported within the IT&S reportable segment. This acquisition does not meet the significance tests to require pro forma financial information otherwise required for acquisitions.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2024 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2024	$258,388	$11,209	$269,597
DTA Acquisition	23,105	—	23,105
Impact of changes in foreign currency rates	(5,200)	—	(5,200)
Balance as of November 30, 2024	$276,293	$11,209	$287,502
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2024			August 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer Relationships	14	$107,972	$99,030	$8,942	$109,582	$99,530	$10,052
Patents	13	9,789	9,310	479	9,916	9,408	508
Trademarks and tradenames	3	2,734	2,298	436	2,764	2,308	456
Indefinite lived intangible assets:
Tradenames	N/A	24,625	—	24,625	25,042	—	25,042
		$145,120	$110,638	$34,482	$147,304	$111,246	$36,058
The Company estimates that amortization expense will be $1.9 million for the remaining nine months of fiscal 2025. Amortization expense for future years is estimated to be: $1.9 million in fiscal 2026, $1.8 million in fiscal 2027, $1.8 million in fiscal 2028, $1.5 million in fiscal 2029, $0.7 million in fiscal 2030 and $0.3 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2024	August 31, 2024
Senior Credit Facility
Revolver	$—	$—
Term Loan	193,750	195,000
Total Senior Indebtedness	193,750	195,000
Less: Current maturities of long-term debt	(5,000)	(5,000)
Debt issuance costs	(456)	(497)
Total long-term debt, less current maturities	$188,294	$189,503

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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at November 30, 2024.
At November 30, 2024, there were $193.8 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $398.5 million available for borrowing under the revolving line of credit facility after reduction for $1.5 million of outstanding letters of credit issued under the facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2024 and August 31, 2024 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of $0.3 million at November 30, 2024 and August 31, 2024, respectively.
The fair value of the Company's interest rate swap and net investment hedge was an asset of $0.1 million at November 30, 2024, respectively, and an asset of less than $0.1 million and a liability of $1.6 million at August 31, 2024, respectively, (see Note 9, “Derivatives”, for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $10.6 million and $15.6 million at November 30, 2024 and August 31, 2024, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and net liability of $0.3 million at November 30, 2024 and August 31, 2024, respectively. Net foreign currency (gain) loss (included in "Other expense, net" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended November 30,
	2024	2023
Foreign currency (gain) loss	$(151)	$292
During December 2022, the Company entered into an interest rate swap, with a maturity date of November 30, 2025, for the notional amount of $60.0 million at a fixed interest rate of 4.022% to hedge the floating interest rate of the Company's term loan. The interest rate swap was designated and qualified as a cash flow hedge. The Company uses the interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company's debt from a floating rate to a fixed rate.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of less than $0.1 million and a net loss of $0.1 million for three months ended November 30, 2024 and 2023, respectively, is recorded in other comprehensive income.
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net gain of $1.3 million and a net loss of less than $0.1 million for the three months ended November 30, 2024 and 2023, respectively, is recorded in other comprehensive income.
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,192,041 shares of common stock for $843.2 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares, and shares repurchased after December 18, 2023 are retired upon repurchase. The Company repurchased and retired 109,860 shares for $4.4 million in the three months ended November 30, 2024. The maximum number of shares that may yet be purchased under the program is 2,607,189 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2024	2023
Numerator:
Net earnings from continuing operations	$21,723	$18,305
Earnings (loss) from discontinued operations, net of income taxes	—	(567)
Net earnings	$21,723	$17,738

Denominator:
Weighted average common shares outstanding - basic	54,242	54,527
Net effect of dilutive securities - stock based compensation plans	570	481
Weighted average common shares outstanding - diluted	54,812	55,008

Earnings per share from continuing operations
Basic	$0.40	$0.34
Diluted	$0.40	$0.33

Earnings (loss) per share from discontinued operations
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Earnings per share:*
Basic	$0.40	$0.33
Diluted	$0.40	$0.32

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	49	312

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2024 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2024	54,235	$10,847	$235,660	$—	$261,870	$(116,398)	$(3,777)	$3,777	$391,979
Net earnings	—	—	—	—	21,723	—	—	—	21,723
Other comprehensive income, net of tax	—	—	—	—	—	(9,676)	—	—	(9,676)
Stock contribution to employee benefit plans and other	2	—	91	—	—	—	—	—	91
Vesting of equity awards	186	37	(37)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	3	—	—	—	3
Stock based compensation expense	—	—	3,345	—	—	—	—	—	3,345
Stock option exercises	87	18	1,310	—	—	—	—	—	1,328
Tax effect related to net share settlement of equity awards	—	—	(6,405)	—	—	—	—	—	(6,405)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	—	3	(3)	—
Treasury stock repurchased and retired	(110)	(22)	—	—	(4,357)	—	—	—	(4,379)
Balance at November 30, 2024	54,400	$10,880	$233,964	$—	$279,239	$(126,074)	$(3,774)	$3,774	$398,009
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2023 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620
Net earnings	—	—	—	—	17,738	—	—	—	17,738
Other comprehensive income, net of tax	—	—	—	—	—	370	—	—	370
Stock contribution to employee benefit plans and other	2	—	51	—	—	—	—	—	51
Vesting of equity awards	118	23	(23)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	21	—	—	—	21
Treasury stock repurchases	—	—	—	(26,116)	—	—	—	—	(26,116)
Stock based compensation expense	—	—	2,717	—	—	—	—	—	2,717
Stock option exercises	83	17	2,193	—	—	—	—	—	2,210
Tax effect related to net share settlement of equity awards	—	—	(2,025)	—	—	—	—	—	(2,025)
Stock issued to, acquired for and distributed from rabbi trust	3	1	89	—	—	—	(92)	92	90
Balance at November 30, 2023	83,967	$16,793	$223,474	$(826,622)	$1,028,871	$(120,840)	$(3,576)	$3,576	$321,676
Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended November 30,
	2024	2023
Earnings before income tax expense	$27,875	$23,974
Income tax expense	6,152	5,669
Effective income tax rate	22.1%	23.6%
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
The effective tax rate for the three months ended November 30, 2024 was 22.1%, compared to 23.6% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended November 30, 2024 was primarily driven by the more favorable tax impact of stock compensation in comparison to the prior period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended November 30,
	2024	2023
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$106,087	$104,921
Service & Rental	34,047	32,114
	140,134	137,035

Other Segment	5,062	4,935
	$145,196	$141,970

Operating Profit (Loss)
IT&S Segment	$37,992	$35,565
Other Segment	1,319	1,971
Corporate	(8,179)	(8,874)
	$31,132	$28,662

	November 30, 2024	August 31, 2024
Assets
IT&S Segment	$646,645	$613,797
Other Segment	26,379	26,533
Corporate	102,327	136,998
	$775,351	$777,328

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

Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $2.9 million and surety bonds of $3.8 million at November 30, 2024 and $4.4 million of letters of credit and $3.8 million of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the three months ended November 30, 2024. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any significant financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the three months ended November 30, 2024.
The components of lease expense were as follows (in thousands):

	Three Months Ended November 30,
	2024	2023
Lease Cost:
Operating lease cost	$3,100	$2,976
Short-term lease cost	471	585
Variable lease cost	919	919

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended November 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,929	$2,956

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,053	611

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Menomonee Falls, Wisconsin. During fiscal 2025, the Company is scheduled to relocate our headquarters to Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial maintenance, repair and operations (“MRO”), machining & manufacturing; power generation, infrastructure, mining and other markets. Financial information related to the Company's reportable segment is included in Note 12, “Segment Information” in the notes to the condensed consolidated financial statements. The Company has an Other operating segment, which does not meet the criteria to be considered a reportable segment.
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
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”), initially estimating an incremental $40 to $50 million of annual operating profit once fully implemented. ASCEND’s key initiatives include accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization. At that time, the Company anticipated investing $60 to $65 million through the end of fiscal 2024 to complete these actions.
In June 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program to drive greater efficiency and productivity in global selling, general and administrative resources. The total costs of this plan were then estimated at $6 to $10 million, constituting predominately severance and other employee-related costs to be incurred as cash expenditures and impacting both IT&S and Corporate (see Note 3, “ASCEND Transformation Program” in the notes to the consolidated financial statements). These costs were incorporated into the initial investment of $60 to $65 million.
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
In October 2023, the Company announced that during fiscal 2023, the Company had realized approximately $54 million of annual operating profit from execution of the ASCEND program and would no longer be breaking out the ASCEND benefit from results going into fiscal 2024. Through fiscal 2023, the Company invested approximately $60 million as part of the program, both through program charges and restructuring. Through fiscal 2024, the Company has invested approximately $75 million as part of the program, consisting of $19 million through restructuring and $56 million in ASCEND transformation program charges. The ASCEND program was completed at August 31, 2024.

Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended November 30,
Results from Continuing Operations (1)	2024		2023
Net sales	$145	100%	$142	100%
Cost of products sold	71	49%	68	48%
Gross profit	75	51%	74	52%
Selling, general and administrative expenses	42	29%	42	30%
Amortization of intangible assets	1	1%	1	1%
Restructuring charges	—	—%	2	2%
Impairment & divestiture charges	—	—%	—	—%
Operating profit	31	21%	29	20%
Financing costs, net	3	2%	4	3%
Other expense, net	0	—%	1	1%
Earnings before income tax expense	28	19%	24	17%
Income tax expense	6	4%	6	4%
Net earnings	22	15%	18	13%

Diluted earnings per share from continuing operations	$0.40		$0.33
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the first quarter of fiscal 2025 were $145 million, an increase of $3 million, or 2%, compared to the prior-year comparable period. The effect of foreign currency rates compared to the U.S. dollar unfavorably impacted sales by $1 million, or 1%, and the acquisition of DTA at the beginning of the first quarter favorably impacted first quarter sales by $3 million, or 2%. This resulted in an organic sales decline of approximately 1% in the quarter. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales". In the first quarter, product sales grew $1 million, or 1%, while foreign currency unfavorably impacted sales by $1 million, or 1%. The acquisition of DTA (which falls under our Heavy Lifting Technology product line within product) favorably impacted product sales by $3 million, or 3%, resulting in a 3% decline of organic product sales compared to the first quarter of fiscal 2024. The organic product sales decrease is driven by the IT&S segment while Other product sales were favorable to the prior year. Service sales increased $2 million, or 6%, in the quarter with foreign currency impact nearly flat; organic sales for Service were up 6% compared to the prior-year period. Gross profit as a percentage of sales was approximately 51% for the first quarter of fiscal 2025 compared to 52% in the first quarter of fiscal 2024. The decrease in gross profit margin is due to unfavorable sales mix.
Operating profit for the first quarter of fiscal year 2025 was $33 million, an increase of $2 million compared to the first quarter of fiscal 2024. The increase in operating profit was mainly driven by a $2 million decrease in selling, general & administrative expense ("SG&A") year-over-year. The SG&A decreases were a result of $1 million in lower restructuring charges and $1 million of lower ASCEND transformation program charges.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including refinery/petrochemical; general industrial; industrial MRO; machining & manufacturing; power generation; infrastructure; mining; and other markets. Our primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). The segment provides maintenance and manpower services on customer assets to meet their specific needs and rental services for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (dollars in millions):

	Three Months Ended November 30,
	2024	2023
Net sales	$140	$137
Operating profit	38	36
Operating profit %	27.1%	26.0%
IT&S segment net sales for the first quarter of fiscal 2025 increased by $3 million, or 2%, compared to the first quarter of fiscal 2024. The strengthening of the U.S. dollar unfavorably impacted sales by approximately $1 million, or 1%, while the acquisition of DTA favorably impacted sales by $3 million, or 2%, resulting in organic sales decline of approximately 1%. The organic sales decline was driven by unfavorable product sales within the Americas region. Operating profit was $38 million compared to $36 million in the first quarter of fiscal 2024. This increase was due to reduction in SG&A.
Corporate
Corporate expenses were $8 million and $9 million in for the first quarter of fiscal 2025 and 2024, respectively. The decrease in expenses was driven by lower ASCEND transformation program charges.
Financing Costs, net
Net financing costs were $3 million and $4 million in the three months ended November 30, 2024 and 2023, respectively. Financing costs decreased due to a mix of lower debt balances and lower interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended November 30,
	2024	2023
Earnings before income tax expense	$28	$24
Income tax expense	6	6
Effective income tax rate	22.1%	23.6%
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
The effective tax rate for the three months ended November 30, 2024 was 22.1%, compared to 23.6% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended November 30, 2024 was primarily driven by the more favorable tax impact of stock compensation in comparison to the prior-year period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.

Cash Flows and Liquidity
At November 30, 2024, we had $131 million of cash and cash equivalents, of which $109 million was held by our foreign subsidiaries and $22 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Three Months Ended November 30,
	2024	2023
Cash provided by (used in) operating activities	$9	$(7)
Cash used in investing activities	(33)	(3)
Cash (used in) provided by financing activities	(13)	2
Effect of exchange rate changes on cash	1	—
Net decrease in cash and cash equivalents	$(36)	$(6)
Net cash provided by operating activities was $9 million for the three months ended November 30, 2024, while net cash used in operating activities for the three months ended November 30, 2023 was $7 million. The $16 million variance year-over-year was driven by higher earnings, lower annual incentive compensation payments made in the first quarter compared to the prior-year period and the non-recurrence of payments for legal settlements related to discontinued operations.
Net cash used in investing activities was $33 million and $3 million for the three months ended November 30, 2024 and 2023, respectively. This increase was due to the payment of $27 million for the acquisition of DTA and increased capital expenditures relating to build-out costs for the Company's new headquarters location in Milwaukee, with an anticipated move-in date later in fiscal 2025.
Net cash used in financing activities was $13 million for the three months ended November 30, 2024 compared to $2 million of net cash provided by financing activities for the three months ended November 30, 2023. The net cash used in financing activities for the three months ended November 30, 2024 was driven by $4 million of share repurchases, $5 million of taxes paid with respect to equity awards, net of proceeds from the exercise of stock options, and $2 million for the payment of the annual cash dividend. Net cash used in financing activities for the three months ended November 30, 2024 consisted of a $31 million net increase in total borrowings and $2 million of proceeds from the exercise of stock options offset by $26 million of payments to acquire treasury shares, $2 million payment for the annual cash dividend and $2 million for taxes paid with respect to equity awards.
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
At November 30, 2024, there were no borrowings and $399 million available under the revolving line of credit facility after reduction for $1 million of outstanding letters of credit issued under the senior credit facility. The Company was in compliance with all covenants under the senior credit facility at November 30, 2024.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	November 30, 2024	PWC%	August 31, 2024	PWC%
Accounts receivable, net	$101	17%	$104	16%
Inventory, net	81	14%	73	12%
Accounts payable	(47)	(8)%	(43)	(7)%
Net primary working capital	$135	23%	$134	21%

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
We had outstanding letters of credit of $2.9 million and surety bonds of $3.8 million at November 30, 2024 and $4.4 million of letters of credit and $3.8 million of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at November 30, 2024 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the fiscal 2024 Annual Report on Form 10-K.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the fiscal 2024 Annual Report on Form 10-K.
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: As of November 30, 2024, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $194 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended November 30, 2024.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $8 million and operating profit would have been lower by $1 million, respectively, for the three months ended November 30, 2024. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $34 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2024, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,192,041 shares of common stock for $843 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. The Company repurchased 109,860 shares for $4.4 million in the three months ended November 30, 2024, as detailed in the following table.

Period	Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
September 1 to September 30, 2024	109,474	$39.86	109,474	2,607,575
October 1 to October 31, 2024	386	40.42	386	2,607,189
November 1 to November 30, 2024	—	—	—	2,607,189
	109,860	$39.86	109,860
Item 5 – Other Information
During the three months ended November 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) Adopted or terminated a “Rule 10b5-l trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1	Letter agreement dated September 23, 2024 between Darren M. Kozik and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October15, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended November 30, 2024 and 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: December 20, 2024	By:	/S/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer (Principal Financial Officer)