Form 10-Q
period 2025-02-28
ENERPAC TOOL GROUP CORP
filed 2025-03-26
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 24, 2025 was 54,084,914.

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
•failure to estimate customer demand properly may result in or could have an adverse impact on our business and operating results and our relationship with customers;
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales	$145,528	$138,437	$290,724	$280,406
Cost of products sold	72,097	66,962	142,641	134,681
Gross profit	73,431	71,475	148,083	145,725

Selling, general and administrative expenses	41,423	40,723	83,741	82,938
Amortization of intangible assets	1,188	833	2,390	1,657
Restructuring charges	—	398	—	2,799
Impairment & divestiture charges	—	—	—	147
Operating profit	30,820	29,521	61,952	58,184
Financing costs, net	2,371	3,711	5,140	7,408
Other expense, net	750	543	1,237	1,535
Earnings before income tax expense	27,699	25,267	55,575	49,241
Income tax expense	6,798	7,396	12,951	13,064
Net earnings from continuing operations	20,901	17,871	42,624	36,177
Earnings (loss) from discontinued operations, net of income taxes	—	(54)	—	(622)
Net earnings	$20,901	$17,817	$42,624	$35,555

Earnings per share from continuing operations
Basic	$0.38	$0.33	$0.78	$0.67
Diluted	$0.38	$0.33	$0.78	$0.66

Earnings (loss) per share from discontinued operations
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)

Earnings per share
Basic	$0.38	$0.33	$0.78	$0.65
Diluted	$0.38	$0.33	$0.78	$0.65

Weighted average common shares outstanding
Basic	54,397	54,213	54,319	54,370
Diluted	54,808	54,685	54,810	54,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings	$20,901	$17,817	$42,624	$35,555
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	(5,056)	(2,921)	(15,102)	(2,883)
Pension and other postretirement benefit plans	283	1,965	581	1,060
Cash flow hedges	(54)	(251)	18	986
Total other comprehensive loss, net of tax	(4,827)	(1,207)	(14,503)	(837)
Comprehensive income	$16,074	$16,610	$28,121	$34,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	February 28, 2025	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$119,509	$167,094
Accounts receivable, net	111,993	104,335
Inventories, net	80,431	72,887
Other current assets	37,466	27,942
Total current assets	349,399	372,258
Property, plant and equipment, net	49,026	40,285
Goodwill	277,241	269,597
Other intangible assets, net	46,682	36,058
Other long-term assets	54,279	59,130
Total assets	$776,627	$777,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,000	$5,000
Trade accounts payable	43,903	43,368
Accrued compensation and benefits	19,080	25,856
Income taxes payable	3,207	5,321
Other current liabilities	42,842	49,848
Total current liabilities	114,032	129,393
Long-term debt, net	187,086	189,503
Deferred income taxes	8,632	3,696
Pension and postretirement benefit liabilities	8,449	10,073
Other long-term liabilities	52,450	52,684
Total liabilities	370,649	385,349
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 54,258,795 and 54,234,660 shares, respectively	10,852	10,847
Additional paid-in capital	236,019	235,660
Retained earnings	290,008	261,870
Accumulated other comprehensive loss	(130,901)	(116,398)
Stock held in trust	(3,575)	(3,777)
Deferred compensation liability	3,575	3,777
Total shareholders' equity	405,978	391,979
Total liabilities and shareholders’ equity	$776,627	$777,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28, 2025	February 29, 2024
Operating Activities
Net earnings	$42,624	$35,555
Less: Earnings (loss) from discontinued operations, net of income taxes	—	(622)
Net earnings from continuing operations	42,624	36,177
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	147
Depreciation and amortization	6,985	6,754
Stock-based compensation expense	6,186	5,527
Benefit for deferred income taxes	3,089	418
Amortization of debt issuance costs	293	292
Other non-cash expenses	(15)	1,954
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(6,830)	(375)
Inventories	(9,426)	(7,818)
Trade accounts payable	(1,658)	(6,514)
Prepaid expenses and other assets	(5,224)	(5,806)
Income tax accounts	(5,297)	1,345
Accrued compensation and benefits	(6,170)	(12,625)
Other accrued liabilities	(8,449)	(7,411)
Cash provided by operating activities - continuing operations	16,108	12,065
Cash used in operating activities - discontinued operations	—	(5,413)
Cash provided by operating activities	16,108	6,652

Investing Activities
Capital expenditures	(11,517)	(3,152)
Cash paid for business acquisitions, net of cash acquired	(27,196)	—
Working capital adjustment from sale of business assets	—	(1,133)
Purchase of business assets	—	(1,402)
Cash used in investing activities - continuing operations	(38,713)	(5,687)
Cash used in investing activities	(38,713)	(5,687)

Financing Activities
Borrowings on revolving credit facility	14,421	48,000
Principal repayments on revolving credit facility	(14,421)	(16,000)
Principal repayments on term loan	(2,500)	(1,250)
Purchase of treasury shares	(14,555)	(30,108)
Taxes paid related to the net share settlement of equity awards	(7,401)	(3,076)
Stock option exercises & other	1,554	2,871
Payment of cash dividend	(2,167)	(2,178)
Cash used in financing activities - continuing operations	(25,069)	(1,741)
Cash used in financing activities	(25,069)	(1,741)

Effect of exchange rate changes on cash	89	54
Net decrease in cash and cash equivalents	(47,585)	(722)
Cash and cash equivalents - beginning of period	167,094	154,415
Cash and cash equivalents - end of period	$119,509	$153,693
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2025.
Accumulated Other Comprehensive Loss
The following is a summary of the components included within the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2025	August 31, 2024
Foreign currency translation adjustments	$114,317	$99,215
Pension and other postretirement benefit plans	16,606	17,187
Cash flow hedges	(22)	(4)
Accumulated other comprehensive loss	$130,901	$116,398
Property Plant and Equipment
The following is a summary of the components included within the Company's property, plant and equipment (in thousands):

	February 28, 2025	August 31, 2024
Land, buildings and improvements	$25,059	$14,670
Machinery and equipment	144,841	145,604
Gross property, plant and equipment	169,900	160,274
Less: Accumulated depreciation	(120,874)	(119,989)
Property, plant and equipment, net	$49,026	$40,285
Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for the six months ended February 28, 2025 and February 29, 2024 (in thousands):

	Six Months Ended
	February 28, 2025	February 29, 2024
Beginning balance	$534	$856
Provision for warranties	478	132
Warranty payments and costs incurred	(485)	(318)
Warranty activity for acquired businesses	381	—
Impact of changes in foreign currency rates	(18)	(1)
Ending balance	$890	$669

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues recognized at point in time	$117,448	$108,385	$226,745	$214,526
Revenues recognized over time	28,080	30,052	63,979	65,880
Total	$145,528	$138,437	$290,724	$280,406
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 28, 2025	August 31, 2024
Receivables, which are included in accounts receivable, net	$111,993	$104,335
Contract assets, which are included in other current assets	2,990	4,531
Contract liabilities, which are included in other current liabilities	5,161	2,329
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $16.6 million and $15.9 million at February 28, 2025 and August 31, 2024, respectively.
As indicated in the "Concentration of Credit Risk" section below, as of February 28, 2025 and February 29, 2024, the Company was exposed to a concentration of credit risk with an agent as a result of its continued payment delinquency. As of February 28, 2025 and February 29, 2024, the Company had a total bad debt reserve of $13.2 million related to this agent. The allowance for doubtful accounts for this particular agent as of February 28, 2025 represents management's best estimate of the amount probable of collection and considers various factors with the respect to this matter, including, but not limited to: (i) the lack of payment by the agent since the fiscal quarter ended February 28, 2021; (ii) our due diligence on balances due to the agent from its end customers related to sales of our services and products and the known markup on those sales from the agent to end customer; (iii) the status of ongoing negotiations with the agent to secure payments; (iv) legal recourse available to secure payment; and (v) the agent is currently in bankruptcy proceedings. Actual collections from the agent may differ from the Company's estimate.
Concentration of Credit Risk: The Company sells products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country, which can pose a concentration of credit risk if these larger distributors or agents are not timely in their payments. As of February 28, 2025, the Company was exposed to a concentration of credit risk as a result of the payment delinquency of one of our agents whose accounts receivable represent 10.1% of the Company's outstanding accounts receivable. As of February 28, 2025, the Company has fully reserved for the amounts due from this agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 28, 2025, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $5.2 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the start of its ASCEND transformation program. ASCEND's key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative ("SG&A") expense by better leveraging resources to create a more efficient and agile organization.
Total program expenses were approximately $2.0 million and $5.6 million in the three and six months ended February 29, 2024, respectively, with no expenses in the three and six months ended February 28, 2025, as the ASCEND program ended at August 31, 2024. Of the total ASCEND program expenses, $1.4 million and $2.5 million were recorded within SG&A expenses and approximately $0.2 million and $0.4 million were recorded within cost of goods sold for the three and six months ended February 29, 2024, respectively. Additionally, $0.4 million and $2.8 million of ASCEND expenses were recorded within restructuring expenses, (see Note 4, “Restructuring Charges”) for the for the three and six months ended February 29, 2024, respectively. The restructuring charges incurred were predominately severance and other employee-related costs. The ASCEND program was completed as of August 31, 2024, with total program costs of $74.7 million of which $18.6 million was restructuring charges.
Note 4. Restructuring Charges
The Company undertook various restructuring initiatives, including workforce reductions, leadership changes, plant consolidations to reduce manufacturing overhead, satellite office closures, the continued movement of production and product sourcing to low-cost alternatives, and the centralization and standardization of certain administrative functions. Liabilities for severance are generally to be paid within twelve months.

On June 27, 2022, the Company approved a restructuring plan in connection with the initiatives identified as part of the ASCEND transformation program (see Note 3, “ASCEND Transformation Program”) to drive greater efficiency and productivity in global selling, general and administrative resources. The costs of this plan were predominately severance and other employee-related costs incurred as cash expenditures and impacting both IT&S and Corporate.
The Company recorded $0.4 million and $2.8 million of restructuring charges associated with the ASCEND transformation program in the three and six months ended February 29, 2024. No restructuring charges associated with the ASCEND transformation program were recorded in the three and six months ended February 28, 2025 as the ASCEND program ended at August 31, 2024 with a total restructuring charge of $18.6 million.
The following summarizes restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Six Months Ended February 28, 2025
	IT&S	Corporate
Balance as of August 31, 2024	$3,527	$197
Cash payments	(2,297)	(117)
Impact of changes in foreign currency rates	(41)	—
Balance as of February 28, 2025	$1,189	$80

	Six Months Ended February 29, 2024
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	2,588	211
Cash payments	(2,227)	(285)
Impact of changes in foreign currency rates	(5)	—
Balance as of February 29, 2024	$2,594	$—
Total restructuring charges (inclusive of the Other operating segment) were $0.4 million and $2.8 million in the three and six months ended February 29, 2024, being reported in "Restructuring charges." There were no restructuring charges in the three and six months ended February 28, 2025.
Note 5.    Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. ("DTA"), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $27.2 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. The acquisition was funded with both cash on hand and borrowings from our existing credit facility. At February 28, 2025, the Company preliminarily recorded a liability of €2.3 million related to the potential earn-out payment and recognized $15.0 million of intangible assets made up of amortizable assets including $1.6 million in tradenames amortizable over three years, $3.6 million in customer relationship and $9.8 million in developed technology both amortizable over fourteen years.

The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded to goodwill. The preliminary value of the assets acquired and liabilities assumed as of acquisition date were as follows (in thousands):

Current assets	$6,464
Property, plant and equipment	2,841
Intangible assets	14,977
Goodwill	14,473
Long term assets	531
Total assets acquired	39,286

Current liabilities	(6,531)
Long term liabilities	(5,559)
Net assets acquired	$27,196
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
This acquisition generated net sales of $3.2 million and $6.4 million for the three and six months ended February 28, 2025, which are reported within the IT&S reportable segment.
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2025 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2024	$258,388	$11,209	$269,597
DTA Acquisition	14,473	—	14,473
Impact of changes in foreign currency rates	(6,829)	—	(6,829)
Balance as of February 28, 2025	$266,032	$11,209	$277,241
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 28, 2025			August 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer Relationships	10	$110,568	$99,387	$11,181	$109,582	$99,530	$10,052
Patents	13	9,738	9,279	459	9,916	9,408	508
Developed Technology	14	9,132	381	8,751	—	—	—
Trademarks and tradenames	3	4,278	2,444	1,834	2,764	2,308	456
Indefinite lived intangible assets:
Tradenames	N/A	24,457	—	24,457	25,042	—	25,042
		$158,173	$111,491	$46,682	$147,304	$111,246	$36,058
The Company estimates that amortization expense will be $1.9 million for the remaining six months of fiscal 2025. Amortization expense for future years is estimated to be: $3.2 million in both fiscal 2026 and 2027, $2.6 million in fiscal 2028, $2.4 million in fiscal 2029, $1.6 million in fiscal 2030 and $7.4 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.

Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2025	August 31, 2024
Senior Credit Facility
Revolver	$—	$—
Term Loan	192,500	195,000
Total Senior Indebtedness	192,500	195,000
Less: Current maturities of long-term debt	(5,000)	(5,000)
Debt issuance costs	(414)	(497)
Total long-term debt, less current maturities	$187,086	$189,503
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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at February 28, 2025.
At February 28, 2025, there were $192.5 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $398.5 million available for borrowing under the revolving line of credit facility after reduction for $1.5 million of outstanding letters of credit issued under the facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2025 and August 31, 2024 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of $0.3 million at February 28, 2025 and August 31, 2024, respectively.
The fair value of the Company's interest rate swap and net investment hedge was an asset of less than $0.1 million and $1.0 million at February 28, 2025, respectively, and an asset of less than $0.1 million and a liability of $1.6 million at August 31, 2024, respectively, (see Note 9, “Derivatives”, for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.

Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $9.8 million and $15.6 million at February 28, 2025 and August 31, 2024, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and net liability of $0.3 million at February 28, 2025 and August 31, 2024, respectively. Net foreign currency loss (gain) (included in "Other expense, net" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foreign currency loss (gain)	$100	$106	$(119)	$398
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net loss of less than $0.1 million and a net gain of less than $0.1 million for the three and six months ended February 28, 2025, respectively, and a net gain of less than $0.1 million and a net loss of $0.1 million for three and six months ended February 29, 2024, respectively, is recorded in other comprehensive income.
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net gain of $0.7 million and $2.0 million for the three and six months ended February 28, 2025, respectively, and a net gain of $0.3 million and $0.2 million for the three and six months ended February 29, 2024, respectively, is recorded in other comprehensive income.
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,411,708 shares of common stock for $853.4 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares. In addition to the initial share retirement, the Company repurchased and retired an additional 139,324 shares, which included 25,737 shares repurchased after December 18, 2023 that were immediately retired upon repurchase, in the three months ended February 29, 2024. The Company repurchased and retired 1,094,231 shares for $30.1 million in the six months ended February 29, 2024 and 329,527 shares for $14.6 million in the six months ended February 28, 2025. The maximum number of shares that may yet be purchased under the program is 2,387,522 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Numerator:
Net earnings from continuing operations	$20,901	$17,871	$42,624	$36,177
Earnings (loss) from discontinued operations, net of income taxes	—	(54)	—	(622)
Net earnings	$20,901	$17,817	$42,624	$35,555

Denominator:
Weighted average common shares outstanding - basic	54,397	54,213	54,319	54,370
Net effect of dilutive securities - stock based compensation plans	411	472	491	476
Weighted average common shares outstanding - diluted	54,808	54,685	54,810	54,846

Earnings per share from continuing operations
Basic	$0.38	$0.33	$0.78	$0.67
Diluted	$0.38	$0.33	$0.78	$0.66

Earnings (loss) per share from discontinued operations
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)

Earnings per share:*
Basic	$0.38	$0.33	$0.78	$0.65
Diluted	$0.38	$0.33	$0.78	$0.65

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	192	71	121	191

*The total of Earnings per share from continuing operations and Loss per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 28, 2025 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2024	54,235	$10,847	$235,660	$—	$261,870	$(116,398)	$(3,777)	$3,777	$391,979
Net earnings	—	—	—	—	21,723	—	—	—	21,723
Other comprehensive loss, net of tax	—	—	—	—	—	(9,676)	—	—	(9,676)
Stock contribution to employee benefit plans and other	2	—	91	—	—	—	—	—	91
Vesting of equity awards	186	37	(37)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	3	—	—	—	3
Stock based compensation expense	—	—	3,345	—	—	—	—	—	3,345
Stock option exercises	87	18	1,310	—	—	—	—	—	1,328
Tax effect related to net share settlement of equity awards	—	—	(6,405)	—	—	—	—	—	(6,405)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	—	3	(3)	—
Treasury stock repurchased and retired	(110)	(22)	—	—	(4,357)	—	—	—	(4,379)
Balance at November 30, 2024	54,400	10,880	233,964	—	279,239	(126,074)	(3,774)	3,774	398,009
Net earnings	—	—	—	—	20,901	—	—	—	20,901
Other comprehensive loss, net of tax	—	—	—	—	—	(4,827)	—	—	(4,827)
Stock contribution to employee benefit plans and other	2	—	97	—	—	—	—	—	97
Vesting of equity awards	73	14	(14)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,841	—	—	—	—	—	2,841
Stock option exercises	2	1	37	—	—	—	—	—	38
Tax effect related to net share settlement of equity awards	—	—	(996)	—	—	—	—	—	(996)
Stock issued to, acquired for and distributed from rabbi trust	2	1	90	—	—	—	199	(199)	91
Treasury stock repurchased and retired	(220)	(44)	—	—	(10,132)	—	—	—	(10,176)
Balance at February 28, 2025	54,259	$10,852	$236,019	$—	$290,008	$(130,901)	$(3,575)	$3,575	$405,978

The following table illustrates the changes in the balances of each component of shareholders' equity for the six months ended February 29, 2024 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620
Net earnings	—	—	—	—	17,738	—	—	—	17,738
Other comprehensive income, net of tax	—	—	—	—	—	370	—	—	370
Stock contribution to employee benefit plans and other	2	—	51	—	—	—	—	—	51
Vesting of equity awards	118	23	(23)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	21	—	—	—	21
Treasury stock repurchases	—	—	—	(26,116)	—	—	—	—	(26,116)
Stock based compensation expense	—	—	2,717	—	—	—	—	—	2,717
Stock option exercises	83	17	2,193	—	—	—	—	—	2,210
Tax effect related to net share settlement of equity awards	—	—	(2,025)	—	—	—	—	—	(2,025)
Stock issued to, acquired for and distributed from rabbi trust	3	1	89	—	—	—	(92)	92	90
Balance at November 30, 2023	83,967	16,793	223,474	(826,622)	1,028,871	(120,840)	(3,576)	3,576	321,676
Net earnings	—	—	—	—	17,817	—	—	—	17,817
Other comprehensive loss, net of tax	—	—	—	—	—	(1,207)	—	—	(1,207)
Stock contribution to employee benefit plans and other	1	—	35	—	—	—	—	—	35
Vesting of equity awards	105	21	(21)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,810	—	—	—	—	—	2,810
Stock option exercises	21	5	472	—	—	—	—	—	477
Tax effect related to net share settlement of equity awards	—	—	(953)	—	—	—	—	—	(953)
Stock issued to, acquired for and distributed from rabbi trust	26	5	258	—	—	—	(201)	201	263
Treasury stock repurchases	—	—	—	(3,992)	—	—	—	—	(3,992)
Treasury stock retired	(29,867)	(5,973)	—	830,614	(824,641)	—	—	—	—
Balance at February 29, 2024	54,253	$10,851	$226,075	$—	$222,047	$(122,047)	$(3,777)	$3,777	$336,926
Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Earnings before income tax expense	$27,699	$25,267	$55,575	$49,241
Income tax expense	6,798	7,396	12,951	13,064
Effective income tax rate	24.5%	29.3%	23.3%	26.5%
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
The effective tax rate for the three months ended February 28, 2025 was 24.5%, compared to 29.3% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended February 28, 2025 was primarily driven by the more favorable tax impact of stock compensation in comparison to the prior period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.

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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$113,880	$107,942	$219,966	$212,862
Service & Rental	26,836	26,880	60,884	58,994
	140,716	134,822	280,850	271,856

Other Segment	4,812	3,615	9,874	8,550
	$145,528	$138,437	$290,724	$280,406

Operating Profit (Loss)
IT&S Segment	$38,736	$37,415	$76,728	$72,980
Other Segment	1,301	(79)	2,620	1,892
Corporate	(9,217)	(7,815)	(17,396)	(16,688)
	$30,820	$29,521	$61,952	$58,184

	February 28, 2025	August 31, 2024
Assets
IT&S Segment	$642,924	$613,797
Other Segment	26,576	26,533
Corporate	107,127	136,998
	$776,627	$777,328

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
Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $4.0 million and surety bonds of $3.8 million at February 28, 2025 and $4.4 million of letters of credit and $3.8 million of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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

Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The Company has not adjusted its estimate of financial penalties as a result of the completion of the investigation in the six months ended February 28, 2025. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any significant financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the six months ended February 28, 2025.
The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Lease Cost:
Operating lease cost	$3,070	$3,209	$6,170	$6,185
Short-term lease cost	409	524	880	1,109
Variable lease cost	1,159	731	2,078	1,650

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,970	$6,081

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,573	2,197

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
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program. ASCEND's key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative ("SG&A") expense by better leveraging resources to create a more efficient and agile organization.
In October 2023, the Company announced that during fiscal 2023, the Company had realized approximately $54 million of annual operating profit from execution of the ASCEND program and would no longer be breaking out the ASCEND benefit from results. The ASCEND program was completed as of August 31, 2024, with total program costs of $75 million of which $19 million related to restructuring charges.
Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended				Six Months Ended
Results from Continuing Operations (1)	February 28, 2025		February 29, 2024		February 28, 2025		February 29, 2024
Net sales	$146	100%	$138	100%	$291	100%	$280	100%
Cost of products sold	72	50%	67	48%	143	49%	135	48%
Gross profit	73	50%	71	52%	148	51%	146	52%
Selling, general and administrative expenses	41	28%	41	29%	84	29%	83	30%
Amortization of intangible assets	1	1%	1	1%	2	1%	2	1%
Restructuring charges	—	—%	—	—%	—	—%	3	1%
Impairment & divestiture charges	—	—%	—	—%	—	—%	—	—%
Operating profit	31	21%	30	21%	62	21%	58	21%
Financing costs, net	2	2%	4	3%	5	2%	7	3%
Other expense, net	1	1%	1	0%	1	0%	2	1%
Earnings before income tax expense	28	19%	25	18%	56	19%	49	18%
Income tax expense	7	5%	7	5%	13	4%	13	5%
Net earnings	$21	14%	$18	13%	$43	15%	$36	13%

Diluted earnings per share from continuing operations	$0.38		$0.33		$0.78		$0.66
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Consolidated net sales for the second quarter of fiscal 2025 were $146 million an increase of $7 million, or 5%, compared to the prior-year comparable period. The effect of the strengthening U.S. dollar on foreign currency rates compared to the second quarter of fiscal 2024 unfavorably impacted sales by $3 million, or 2%, and the first quarter acquisition of DTA favorably impacted sales by $3 million, or 2%. This resulted in an organic sales growth of approximately 5% in the quarter. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales". In the second quarter, product sales grew $8 million, or 6%, while foreign currency unfavorably impacted sales by $2 million, or 2%, and the acquisition of DTA (which falls under our Heavy Lifting Technology ("HLT") product line within product) favorably impacted product sales by $3 million, or 3%, resulting in organic product sales growth of 5% over the prior-year quarter. We saw strong year-over-year growth in Other product sales compared to the second quarter of fiscal 2024, which was lower due to temporary shipment delays related to contract negotiations. The gain in products was driven by strong performance in our HLT product line and the continued ramp of new products. Service sales were flat year-over-year, with an unfavorable impact of foreign currency of approximately $1 million, or 4%, which resulted in organic sales growth of 4%. Gross profit as a percent of sales decreased to 50.5%, compared to 51.6% in the second quarter of fiscal 2024; the decrease in gross profit margin is due to unfavorable sales mix, mainly within the service business. Operating profit for the second quarter of fiscal year 2025 was $31 million, an increase of $1 million compared to the second quarter of fiscal 2024. The increase in operating profit was mainly driven by the sales growth being strong enough to offset the impact of lower gross profit, while selling, general & administrative expense ("SG&A") was flat year-over-year.
Consolidated net sales for the first half of fiscal 2025 were $291 million compared to $280 million in the first half of fiscal 2024, an increase of $10 million, or 4%. The effect of the foreign currency rate impact in the first half of the year unfavorably impacted sales by $2 million, or 1%, while the impact of the DTA acquisition favorably impacted sales by $6 million, or 2%, resulting in year-to-date organic sales growth of 2%. Product sales for the year-to-date February 28, 2025 were $230 million compared to $221 million in the prior-year comparable period, an increase of $9 million, or 4%, with nearly flat impact of foreign currency and a $6 million, or 3%, favorable impact of DTA sales, resulting in Product sales organic growth of 1% for the first half of the fiscal year. Service sales for the first half of 2025 increased $2 million, or 3%, compared to the first half of fiscal 2024, with foreign currency unfavorably impacting sales by $1 million, or 1%, resulting in organic growth of $3 million, or 5%. Year-to-date gross profit margin is 50.9%, approximately 110 basis points lower than the prior-year period, due to unfavorable sales mix within both product and service but also the mix between product and service compared to the first half of fiscal 2024. Operating profit for the first half of fiscal year 2025 was $62 million, an increase of $4 million compared to the first half of fiscal 2024. The increase in operating profit was mainly driven by the sales growth being strong enough to offset the impact of lower gross profit, while the decrease in SG&A as a percentage of net sales was mainly driven by the lack of ASCEND program related expenses in the current year compared to the prior-year as a result of the program's completion at the end of the fourth quarter of fiscal 2024.

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

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net sales	$141	$135	$281	$272
Operating profit	39	37	77	73
Operating profit %	27.5%	27.8%	27.3%	26.8%
IT&S segment net sales for the second quarter of fiscal 2025 increased by $6 million, or 5%, compared to the second quarter of fiscal 2024. The strengthening U.S. dollar on foreign currency rates compared to the second quarter of fiscal 2024 unfavorably impacted sales by $3 million, or 2%, and the first quarter acquisition of DTA favorably impacted sales by $3 million, or 2%. This resulted in an organic sales growth of approximately 4% in the quarter. The organic sales increase related to a strong quarter for our HLT product line, continued ramp up of new products and focused effort by our commercial organization. Operating profit was $39 million, compared to $37 million in the second quarter of fiscal 2024. This increase was mainly driven by a $1 million increase in gross profit.
IT&S segment net sales for the first half of fiscal 2025 increased by $9 million, or 3%, compared to the first half of fiscal 2024. The strengthening U.S. dollar on foreign currency rates compared to the first half of fiscal 2024 unfavorably impacted sales by $2 million, or 1%, and the acquisition of DTA favorably impacted sales by $6 million, or 2%, resulting in an organic sales increase of 2%. The organic sales increase related to strong sales within our HLT product line in Americas and APAC, partially offset by unfavorable standard product sales within the Americas region. Operating profit was $77 million, compared to $73 million in the first half of fiscal 2024. This increase was due to reduction in SG&A and increase in gross profit.

Corporate
Corporate expenses were $9 million and $8 million for the second quarter of fiscal 2025 and 2024, respectively, and remained flat at $17 million for the first half of fiscal 2025 and 2024. The increase in expense in the second quarter was driven by higher people costs.
Financing Costs, net
Net financing costs were $2 million and $4 million in the three months ended February 28, 2025 and February 29, 2024, respectively. For the six months ended February 28, 2025 and February 29, 2024, net financing costs were $5 million and $7 million, respectively. Financing costs decreased due to a mix of lower debt balances and lower interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Earnings before income tax expense	$28	$25	$56	$49
Income tax expense	7	7	13	13
Effective income tax rate	24.5%	29.3%	23.3%	26.5%
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
The effective tax rate for the three months ended February 28, 2025 was 24.5%, compared to 29.3% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended February 28, 2025 was primarily driven by the more favorable tax impact of stock compensation in comparison to the prior-year period. Both the current and prior-year effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At February 28, 2025, we had $120 million of cash and cash equivalents, of which $101 million was held by our foreign subsidiaries and $19 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash provided by operating activities	$16	$7
Cash used in investing activities	(39)	(6)
Cash used in financing activities	(25)	(2)
Effect of exchange rate changes on cash	—	—
Net decrease in cash and cash equivalents	$(48)	$(1)
Net cash provided by operating activities was $16 million and $7 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The $9 million year-over-year variance is driven by higher earnings, lower annual incentive compensation payments made in the first quarter compared to the prior-year period and the non-recurrence of payments for legal settlements related to discontinued operations.
Net cash used in investing activities was $39 million and $6 million for the six months ended February 28, 2025 and February 29, 2024, respectively. This increased use of cash was due to the payment of $27 million for the acquisition of DTA and increased capital expenditures relating to build-out costs for the Company's new headquarters location in Milwaukee, with an anticipated move-in date during the third quarter of fiscal 2025.
Net cash used in financing activities was $25 million and $2 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The $23 million increase in net cash used in financing activities for the six months ended February 28, 2025 was driven by $33 million of lower net revolver borrowings and $6 million less in taxes paid with respect to equity awards, net of proceeds from the exercise of stock options. These year-over-year net uses of cash in financing were partially offset by $16 million of lower share repurchases due to fewer shares being repurchased in the current-year period.
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
At February 28, 2025, there were no borrowings and $399 million available under the revolving line of credit facility after reduction for $1 million of outstanding letters of credit issued under the senior credit facility. The Company was in compliance with all covenants under the senior credit facility at February 28, 2025.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	February 28, 2025	PWC%	August 31, 2024	PWC%
Accounts receivable, net	$112	19%	$104	16%
Inventory, net	80	14%	73	12%
Accounts payable	(44)	(8)%	(43)	(7)%
Net primary working capital	$149	26%	$134	21%
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
We had outstanding letters of credit of $4.0 million and surety bonds of $3.8 million at February 28, 2025 and $4.4 million of letters of credit and $3.8 million of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at February 28, 2025 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the fiscal 2024 Annual Report on Form 10-K.
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
Interest Rate Risk: As of February 28, 2025, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $193 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended February 28, 2025.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $7 million and operating profit would have been lower by less than $1 million for the three months ended February 28, 2025. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $34 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2025, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A – Risk Factors
In addition to the other information set forth in this report and in our other filings with the SEC, investors should carefully consider our risk factors, which could materially affect our business, financial condition, or operating results. Except as set forth below, as of the date of this report, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.
Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. Recently, the U.S. government has imposed significant tariffs impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. In response, some countries have announced or imposed tariffs on goods made in the U.S. These actions could depress demand for our products or increase the cost to manufacture our products, which may affect the competitiveness of our products relative to manufacturers not affected by such actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,411,708 shares of common stock for $853 million. The Company suspended the initial share repurchase program in response to the COVID-19 pandemic in the third quarter of fiscal 2020. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares. In addition to the initial share retirement, the Company repurchased and retired an additional 139,324 shares, which included 25,737 shares repurchased after December 18, 2023 that were immediately retired upon repurchase, in the three months ended February 29, 2024. The Company repurchased and retired 1,094,231 shares for $30.1 million in the six months ended February 29, 2024 and 329,527 shares for $14.6 million in the six months ended February 28, 2025. The maximum number of shares that may yet be purchased under the program is 2,387,522 shares.

Period	Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
December 1 to December 31, 2024	—	$—	—	2,607,189
January 1 to January 31, 2025	—	—	—	2,607,189
February 1 to February 28, 2025	219,667	45.83	219,667	2,387,522
	219,667	$45.83	219,667
Item 5 – Other Information
During the three months ended February 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) Adopted or terminated a “Rule 10b5-l trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and six months ended February 28, 2025 and February 29, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 26, 2025	By:	/S/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer (Principal Financial Officer)