Form 10-Q
period 2025-05-31
ENERPAC TOOL GROUP CORP
filed 2025-06-27
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11288
 ————————————
ENERPAC TOOL GROUP CORP.
(Exact name of registrant as specified in its charter)
 ————————————

Wisconsin	39-0168610
(State of incorporation)	(I.R.S. Employer Id. No.)
648 N. PLANKINTON AVE., 4TH FLOOR
MILWAUKEE, WISCONSIN 53203
Mailing address: P. O. Box 3241, Milwaukee, Wisconsin 53201
(Address of principal executive offices)

N86 W12500 WESTBROOK CROSSING
MENOMONEE FALLS, WISCONSIN 53051
(Former address of principal executive offices)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of June 23, 2025 was 53,937,328.

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
•the deterioration of, or instability in, the domestic and international economy and challenging end-market conditions, including as a result of geopolitical activity, including but not limited to, the armed conflicts in the Middle East and potential impacts to shipping in that area, as well as the invasion of Ukraine by Russia and international sanctions imposed in response thereto;
•decreased demand from customers in the oil & gas industry, including as a result of significant volatility in oil prices resulting from disruptions in the oil markets, geopolitical activity impacting shipping and imposition of climate-related laws and regulations that disadvantage the oil & gas industry;
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
•our ability to access capital markets; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K for the fiscal year ended August 31, 2024 filed with the SEC on October 21, 2024 (the “fiscal 2024 Annual Report on Form 10-K”) and in the "Risk Factors" section within Item 1A of this Quarterly Report on Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net sales	$158,661	$150,389	$449,385	$430,796
Cost of products sold	78,758	72,506	221,400	207,188
Gross profit	79,903	77,883	227,985	223,608

Selling, general and administrative expenses	41,125	42,101	124,865	125,041
Amortization of intangible assets	1,235	824	3,625	2,480
Restructuring charges	5,862	1,595	5,862	4,393
Impairment & divestiture charges	—	—	—	147
Operating profit	31,681	33,363	93,633	91,547
Financing costs, net	2,395	3,385	7,535	10,793
Other expense, net	947	544	2,184	2,079
Earnings before income tax expense	28,339	29,434	83,914	78,675
Income tax expense	6,295	6,813	19,246	19,877
Net earnings from continuing operations	22,044	22,621	64,668	58,798
Earnings from discontinued operations, net of income taxes	—	3,157	—	2,535
Net earnings	$22,044	$25,778	$64,668	$61,333

Earnings per share from continuing operations
Basic	$0.41	$0.42	$1.19	$1.08
Diluted	$0.41	$0.41	$1.18	$1.07

Earnings per share from discontinued operations
Basic	$0.00	$0.06	$0.00	$0.05
Diluted	$0.00	$0.06	$0.00	$0.05

Earnings per share
Basic	$0.41	$0.47	$1.19	$1.13
Diluted	$0.41	$0.47	$1.18	$1.12

Weighted average common shares outstanding
Basic	54,051	54,292	54,230	54,344
Diluted	54,417	54,826	54,679	54,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net earnings	$22,044	$25,778	$64,668	$61,333
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20,280	423	5,178	(2,460)
Pension and other postretirement benefit plans	213	146	794	1,206
Cash flow hedges	24	139	42	1,125
Total other comprehensive income (loss), net of tax	20,517	708	6,014	(129)
Comprehensive income	$42,561	$26,485	$70,682	$61,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	May 31, 2025	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$140,506	$167,094
Accounts receivable, net	113,219	104,335
Inventories, net	87,377	72,887
Other current assets	41,479	27,942
Total current assets	382,581	372,258
Property, plant and equipment, net	52,913	40,285
Goodwill	287,630	269,597
Other intangible assets, net	48,241	36,058
Other long-term assets	56,739	59,130
Total assets	$828,104	$777,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$6,250	$5,000
Trade accounts payable	45,702	43,368
Accrued compensation and benefits	27,627	25,856
Income taxes payable	3,437	5,321
Other current liabilities	49,004	49,848
Total current liabilities	132,020	129,393
Long-term debt, net	184,627	189,503
Deferred income taxes	7,975	3,696
Pension and postretirement benefit liabilities	8,501	10,073
Other long-term liabilities	56,756	52,684
Total liabilities	389,879	385,349
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 53,960,309 and 54,234,660 shares, respectively	10,792	10,847
Additional paid-in capital	239,739	235,660
Retained earnings	298,078	261,870
Accumulated other comprehensive loss	(110,384)	(116,398)
Stock held in trust	(3,576)	(3,777)
Deferred compensation liability	3,576	3,777
Total shareholders' equity	438,225	391,979
Total liabilities and shareholders’ equity	$828,104	$777,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31, 2025	May 31, 2024
Operating Activities
Net earnings	$64,668	$61,333
Less: Earnings from discontinued operations, net of income taxes	—	2,535
Net earnings from continuing operations	64,668	58,798
Adjustments to reconcile net earnings to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	147
Depreciation and amortization	10,706	9,970
Stock-based compensation expense	9,525	8,299
Benefit for deferred income taxes	3,782	(4,297)
Amortization of debt issuance costs	440	438
Receivable reserve	—	147
Other non-cash (income) expenses	1,059	3,300
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(3,971)	(10,450)
Inventories	(13,058)	(3,769)
Trade accounts payable	(973)	(8,972)
Prepaid expenses and other assets	(9,189)	(5,568)
Income tax accounts	(6,594)	8,305
Accrued compensation and benefits	1,830	(8,542)
Other accrued liabilities	(2,195)	(8,262)
Cash provided by operating activities - continuing operations	56,030	39,544
Cash used in operating activities - discontinued operations	—	(2,586)
Cash provided by operating activities	56,030	36,958

Investing Activities
Capital expenditures	(16,360)	(4,970)
Cash paid for business acquisitions, net of cash acquired	(26,744)	—
Working capital adjustment from sale of business assets	—	(1,133)
Purchase of business assets	—	(1,402)
Cash used in investing activities - continuing operations	(43,104)	(7,505)
Cash used in investing activities	(43,104)	(7,505)

Financing Activities
Borrowings on revolving credit facility	14,421	48,000
Principal repayments on revolving credit facility	(14,421)	(64,000)
Principal repayments on term loan	(3,750)	(2,500)
Purchase of treasury shares	(28,594)	(32,691)
Taxes paid related to the net share settlement of equity awards	(7,409)	(3,235)
Stock option exercises & other	1,949	5,200
Payment of cash dividend	(2,167)	(2,178)
Cash used in financing activities - continuing operations	(39,971)	(51,404)
Cash used in financing activities	(39,971)	(51,404)

Effect of exchange rate changes on cash	457	(102)
Net decrease in cash and cash equivalents	(26,588)	(22,053)
Cash and cash equivalents - beginning of period	167,094	154,415
Cash and cash equivalents - end of period	$140,506	$132,362
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2025.
Accumulated Other Comprehensive Loss
The following is a summary of the components included within the Company's accumulated other comprehensive loss (in thousands):

	May 31, 2025	August 31, 2024
Foreign currency translation adjustments	$94,037	$99,215
Pension and other postretirement benefit plans	16,393	17,187
Cash flow hedges	(46)	(4)
Accumulated other comprehensive loss	$110,384	$116,398
Property Plant and Equipment
The following is a summary of the components included within the Company's property, plant and equipment (in thousands):

	May 31, 2025	August 31, 2024
Land, buildings and improvements	$26,847	$14,670
Machinery and equipment	148,930	145,604
Gross property, plant and equipment	175,777	160,274
Less: Accumulated depreciation	(122,864)	(119,989)
Property, plant and equipment, net	$52,913	$40,285
Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for the nine months ended May 31, 2025 and 2024, respectively (in thousands):

	Nine Months Ended May 31,
	2025	2024
Beginning balance	$534	$856
Provision for warranties	802	269
Warranty payments and costs incurred	(849)	(547)
Warranty activity for acquired businesses	381	—
Impact of changes in foreign currency rates	37	—
Ending balance	$905	$578

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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Revenues recognized at point in time	$122,478	$117,107	$349,222	$331,634
Revenues recognized over time	36,183	33,282	100,163	99,162
Total	$158,661	$150,389	$449,385	$430,796
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	May 31, 2025	August 31, 2024
Receivables, which are included in accounts receivable, net	$113,219	$104,335
Contract assets, which are included in other current assets	6,681	4,531
Contract liabilities, which are included in other current liabilities	2,210	2,329
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $4.3 million and $15.9 million at May 31, 2025 and August 31, 2024, respectively. During the three months ended May 31, 2025, the Company wrote-off $13.2 million of fully reserved receivables related to the payment delinquency of a former agent.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.

Contract Liabilities: As of May 31, 2025, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $2.2 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Total program expenses were approximately $3.6 million and $9.3 million in the three and nine months ended May 31, 2024, respectively, with no expenses in the three and nine months ended May 31, 2025, as the ASCEND program ended at August 31, 2024. Of the total ASCEND program expenses, $1.5 million and $3.9 million were recorded within SG&A expenses and approximately $0.6 million and $1.0 million were recorded within cost of goods sold for the three and nine months ended May 31, 2024, respectively. Additionally, $1.6 million and $4.4 million of ASCEND expenses were recorded within restructuring expenses (see Note 4, “Restructuring Charges”) for the for the three and nine months ended May 31, 2024, respectively. The restructuring charges incurred were predominately severance and other employee-related costs. The ASCEND program was completed as of August 31, 2024, with total program costs of $74.7 million, of which $18.6 million was restructuring charges.
Note 4. Restructuring Charges
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
The Company recorded $1.6 million and $4.4 million of restructuring charges associated with the ASCEND transformation program in the three and nine months ended May 31, 2024. No restructuring charges associated with the ASCEND transformation program were recorded in the three and nine months ended May 31, 2025 as the ASCEND program ended at August 31, 2024 with a total restructuring charge of $18.6 million.
The following summarizes ASCEND restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Nine Months Ended May 31, 2025
	IT&S	Corporate
Balance as of August 31, 2024	$3,527	$197
Cash payments	(3,136)	(197)
Impact of changes in foreign currency rates	(20)	—
Balance as of May 31, 2025	$371	$—

	Nine Months Ended May 31, 2024
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	4,126	235
Cash payments	(3,509)	(309)
Balance as of May 31, 2024	$2,855	$—
Total ASCEND restructuring charges (inclusive of the Other operating segment) were $1.6 million and $4.4 million in the three and nine months ended May 31, 2024, being reported in "Restructuring charges." There were no ASCEND restructuring charges in the three and nine months ended May 31, 2025.
During the three months ended May 31, 2025, in light of the current soft market conditions and another step towards increasing efficiency of its selling, general and administrative spend, the Company incurred restructuring costs of $5.9 million, of which approximately three-quarters is related to personnel actions and the remainder are charges associated with the Company's former headquarters location. Liabilities for severance are generally to be paid within twelve months.
The following summarizes FY25 Restructuring Plan restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Nine Months Ended May 31, 2025
	IT&S	Corporate
Balance as of August 31, 2024	$—	$—
Restructuring charges	2,493	3,369
Cash payments	—	(415)
Balance as of May 31, 2025	$2,493	$2,954
Note 5.  Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. ("DTA"), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. The acquisition was funded with both cash on hand and borrowings from our existing credit facility. At May 31, 2025, the Company preliminarily recorded a liability of €2.3 million related to the potential earn-out payment and recognized $15.0 million of intangible assets made up of amortizable assets including $1.6 million in tradenames amortizable over three years, $3.6 million in customer relationship and $9.8 million in developed technology both amortizable over fourteen years.
The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded to goodwill. The preliminary value of the assets acquired and liabilities assumed as of acquisition date were as follows (in thousands):

Current assets	$5,624
Property, plant and equipment	2,841
Intangible assets	14,977
Goodwill	14,846
Long term assets	531
Total assets acquired	38,819

Current liabilities	(6,516)
Long term liabilities	(5,559)
Net assets acquired	$26,744
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
Note 6. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2025 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2024	$258,388	$11,209	$269,597
DTA Acquisition	14,846	—	14,846
Impact of changes in foreign currency rates	3,187	—	3,187
Balance as of May 31, 2025	$276,421	$11,209	$287,630
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		May 31, 2025			August 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer Relationships	14	$114,250	$102,989	$11,261	$109,582	$99,530	$10,052
Patents	13	10,022	9,545	477	9,916	9,408	508
Developed Technology	14	9,986	535	9,451	—	—	—
Trademarks and tradenames	10	4,490	2,818	1,672	2,764	2,308	456
Indefinite lived intangible assets:
Tradenames	N/A	25,380	—	25,380	25,042	—	25,042
		$164,128	$115,887	$48,241	$147,304	$111,246	$36,058
The Company estimates that amortization expense will be $0.8 million for the remaining three months of fiscal 2025. Amortization expense for future years is estimated to be: $3.5 million in fiscal 2026, $3.4 million in fiscal 2027, $2.7 million in fiscal 2028, $2.6 million in fiscal 2029, $1.7 million in fiscal 2030 and $8.1 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 7. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	May 31, 2025	August 31, 2024
Senior Credit Facility
Revolver	$—	$—
Term Loan	191,250	195,000
Total Senior Indebtedness	191,250	195,000
Less: Current maturities of long-term debt	(6,250)	(5,000)
Debt issuance costs	(373)	(497)
Total long-term debt, less current maturities	$184,627	$189,503

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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at May 31, 2025.
At May 31, 2025, there were $191.3 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $398.5 million available for borrowing under the revolving line of credit facility after reduction for $1.5 million of outstanding letters of credit issued under the facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2025 and August 31, 2024 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of $0.3 million at May 31, 2025 and August 31, 2024, respectively.
The fair value of the Company's interest rate swap and net investment hedge was an asset of less than $0.1 million and $3.3 million at May 31, 2025, respectively, and an asset of less than $0.1 million and a liability of $1.6 million at August 31, 2024, respectively, (see Note 9, “Derivatives”, for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 9. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $9.7 million and $15.6 million at May 31, 2025 and August 31, 2024, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and net liability of $0.3 million at May 31, 2025 and August 31, 2024, respectively. Net foreign currency loss (gain) (included in "Other expense, net" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Foreign currency loss (gain)	$200	$84	$(124)	$482
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of less than $0.1 million for both the three and nine months ended May 31, 2025, and a net gain of $0.2 million and $0.1 million for the three and nine months ended May 31, 2024, respectively, is recorded in other comprehensive income.
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net loss of $3.2 million and $2.5 million for the three and nine months ended May 31, 2025, respectively, and a net loss of $0.9 million and net gain of $0.2 million for the three and nine months ended May 31, 2024, respectively, is recorded in other comprehensive income.
Note 10. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,742,231 shares of common stock for $867.5 million. In March 2022, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares. The Company repurchased and retired 1,165,767 shares for $32.7 million in the nine months ended May 31, 2024 and 660,050 shares for $28.6 million in the nine months ended May 31, 2025. The maximum number of shares that may yet be purchased under the program is 2,056,999 shares.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Numerator:
Net earnings from continuing operations	$22,044	$22,621	$64,668	$58,798
Earnings from discontinued operations, net of income taxes	—	3,157	—	2,535
Net earnings	$22,044	$25,778	$64,668	$61,333

Denominator:
Weighted average common shares outstanding - basic	54,051	54,292	54,230	54,344
Net effect of dilutive securities - stock based compensation plans	366	534	449	496
Weighted average common shares outstanding - diluted	54,417	54,826	54,679	54,840

Earnings per share from continuing operations
Basic	$0.41	$0.42	$1.19	$1.08
Diluted	$0.41	$0.41	$1.18	$1.07

Earnings per share from discontinued operations
Basic	$0.00	$0.06	$0.00	$0.05
Diluted	$0.00	$0.06	$0.00	$0.05

Earnings per share:*
Basic	$0.41	$0.47	$1.19	$1.13
Diluted	$0.41	$0.47	$1.18	$1.12

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	188	1	143	128

*The total of Earnings per share from continuing operations and Earnings per share from discontinued operations may not equal Earnings per share due to rounding.

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2025 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2024	54,235	$10,847	$235,660	$—	$261,870	$(116,398)	$(3,777)	$3,777	$391,979
Net earnings	—	—	—	—	21,723	—	—	—	21,723
Other comprehensive loss, net of tax	—	—	—	—	—	(9,676)	—	—	(9,676)
Stock contribution to employee benefit plans and other	2	—	91	—	—	—	—	—	91
Vesting of equity awards	186	37	(37)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	3	—	—	—	3
Stock based compensation expense	—	—	3,345	—	—	—	—	—	3,345
Stock option exercises	87	18	1,310	—	—	—	—	—	1,328
Tax effect related to net share settlement of equity awards	—	—	(6,405)	—	—	—	—	—	(6,405)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	—	3	(3)	—
Treasury stock repurchased and retired	(110)	(22)	—	—	(4,357)	—	—	—	(4,379)
Balance at November 30, 2024	54,400	10,880	233,964	—	279,239	(126,074)	(3,774)	3,774	398,009
Net earnings	—	—	—	—	20,901	—	—	—	20,901
Other comprehensive loss, net of tax	—	—	—	—	—	(4,827)	—	—	(4,827)
Stock contribution to employee benefit plans and other	2	—	97	—	—	—	—	—	97
Vesting of equity awards	73	14	(14)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,841	—	—	—	—	—	2,841
Stock option exercises	2	1	37	—	—	—	—	—	38
Tax effect related to net share settlement of equity awards	—	—	(996)	—	—	—	—	—	(996)
Stock issued to, acquired for and distributed from rabbi trust	2	1	90	—	—	—	199	(199)	91
Treasury stock repurchased and retired	(220)	(44)	—	—	(10,132)	—	—	—	(10,176)
Balance at February 28, 2025	54,259	10,852	236,019	—	290,008	(130,901)	(3,575)	3,575	405,978
Net earnings	—	—	—	—	22,044	—	—	—	22,044
Other comprehensive income, net of tax	—	—	—	—	—	20,517	—	—	20,517
Stock contribution to employee benefit plans and other	5	1	116	—	—	—	—	—	117
Stock based compensation expense	—	—	3,340	—	—	—	—	—	3,340
Stock option exercises	11	2	276	—	—	—	—	—	278
Tax effect related to net share settlement of equity awards	—	—	(9)	—	—	—	—	—	(9)
Stock issued to, acquired for and distributed from rabbi trust	15	3	(3)	—	—	—	(1)	1	—
Treasury stock repurchased and retired	(330)	(66)	—	—	(13,974)	—	—	—	(14,040)
Balance at May 31, 2025	53,960	$10,792	$239,739	$—	$298,078	$(110,384)	$(3,576)	$3,576	$438,225

The following table illustrates the changes in the balances of each component of shareholders' equity for the nine months ended May 31, 2024 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83,761	$16,752	$220,472	$(800,506)	$1,011,112	$(121,210)	$(3,484)	$3,484	$326,620
Net earnings	—	—	—	—	17,738	—	—	—	17,738
Other comprehensive income, net of tax	—	—	—	—	—	370	—	—	370
Stock contribution to employee benefit plans and other	2	—	51	—	—	—	—	—	51
Vesting of equity awards	118	23	(23)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	21	—	—	—	21
Treasury stock repurchases	—	—	—	(26,116)	—	—	—	—	(26,116)
Stock based compensation expense	—	—	2,717	—	—	—	—	—	2,717
Stock option exercises	83	17	2,193	—	—	—	—	—	2,210
Tax effect related to net share settlement of equity awards	—	—	(2,025)	—	—	—	—	—	(2,025)
Stock issued to, acquired for and distributed from rabbi trust	3	1	89	—	—	—	(92)	92	90
Balance at November 30, 2023	83,967	16,793	223,474	(826,622)	1,028,871	(120,840)	(3,576)	3,576	321,676
Net earnings	—	—	—	—	17,817	—	—	—	17,817
Other comprehensive loss, net of tax	—	—	—	—	—	(1,207)	—	—	(1,207)
Stock contribution to employee benefit plans and other	1	—	35	—	—	—	—	—	35
Vesting of equity awards	105	21	(21)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,810	—	—	—	—	—	2,810
Stock option exercises	21	5	472	—	—	—	—	—	477
Tax effect related to net share settlement of equity awards	—	—	(953)	—	—	—	—	—	(953)
Stock issued to, acquired for and distributed from rabbi trust	26	5	258	—	—	—	(201)	201	263
Treasury stock repurchases	—	—	—	(3,992)	—	—	—	—	(3,992)
Treasury stock retired	(29,867)	(5,973)	—	830,614	(824,641)	—	—	—	—
Balance at February 29, 2024	54,253	10,851	226,075	—	222,047	(122,047)	(3,777)	3,777	336,926
Net earnings	—	—	—	—	25,778	—	—	—	25,778
Other comprehensive income, net of tax	—	—	—	—	—	708	—	—	708
Stock contribution to employee benefit plans and other	2	1	74	—	—	—	—	—	75
Vesting of equity awards	14	2	(2)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,772	—	—	—	—	—	2,772
Stock option exercises	92	18	2,213	—	—	—	—	—	2,231
Tax effect related to net share settlement of equity awards	—	—	(136)	—	—	—	—	—	(136)
Treasury stock repurchased and retired	(72)	(14)	—	—	(2,569)	—	—	—	(2,583)
Balance at May 31, 2024	54,289	$10,858	$230,996	$—	$245,256	$(121,339)	$(3,777)	$3,777	$365,771

Note 11. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Earnings before income tax expense	$28,339	$29,434	$83,914	$78,675
Income tax expense	6,295	6,813	19,246	19,877
Effective income tax rate	22.2%	23.1%	22.9%	25.3%
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
The effective tax rate for the three months ended May 31, 2025 was 22.2%, compared to 23.1% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended May 31, 2025 was primarily driven by the more favorable impact of uncertain tax position releases related to statute expirations and lower withholding tax related to current year distributions in comparison to the prior period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.
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
The following tables summarize financial information by reportable segment and product line (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$124,308	$117,742	$344,274	$330,606
Service & Rental	29,066	28,194	89,950	87,187
	153,374	145,936	434,224	417,793

Other Segment	5,287	4,453	15,161	13,003
	$158,661	$150,389	$449,385	$430,796

Operating Profit (Loss)
IT&S Segment	$40,293	$41,048	$117,021	$114,028
Other Segment	2,083	1,253	4,702	3,144
Corporate	(10,695)	(8,938)	(28,090)	(25,625)
	$31,681	$33,363	$93,633	$91,547

	May 31, 2025	August 31, 2024
Assets
IT&S Segment	$666,889	$613,797
Other Segment	25,074	26,533
Corporate	136,141	136,998
	$828,104	$777,328

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
Note 13. Commitments and Contingencies
The Company had outstanding letters of credit of $5.6 million and surety bonds of $3.8 million at May 31, 2025 and $4.4 million of letters of credit and $3.8 million of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The matter remains subject to further legal proceedings in the Netherlands. The Company has not adjusted its estimate of financial penalties as a result of the status of legal proceedings in the nine months ended May 31, 2025. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 14. Leases
The Company has operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment (the Company does not have any significant financing leases). Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Operating leases are recorded as operating lease ROU assets in “Other long-term assets” and operating lease liabilities in “Other current liabilities” and “Other long-term liabilities” of the Condensed Consolidated Balance Sheets. There have been no material changes to our operating lease ROU assets and operating lease liabilities during the nine months ended May 31, 2025.

The components of lease expense were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Lease Cost:
Operating lease cost	$2,981	$3,193	$9,150	$9,379
Short-term lease cost	371	452	1,250	1,561
Variable lease cost	278	582	2,355	2,233

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Nine Months Ended May 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,234	$9,086

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4,105	2,940

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services Segment ("IT&S"). The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial maintenance, repair and operations (“MRO”), machining & manufacturing; power generation, infrastructure, mining and other markets. Financial information related to the Company's reportable segment is included in Note 12, “Segment Information” in the notes to the condensed consolidated financial statements. The Company has an Other operating segment, which does not meet the criteria to be considered a reportable segment.
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
In October 2023, the Company announced that during fiscal 2023, the Company had realized approximately $54 million of annual operating profit from execution of the ASCEND program and would no longer be breaking out the ASCEND benefit from results. The ASCEND program was completed as of August 31, 2024, with total program costs of $75 million, of which $19 million related to restructuring charges.
Results of Operations
The following table sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
Results from Continuing Operations (1)	2025		2024		2025		2024
Net sales	$159	100%	$150	100%	$449	100%	$431	100%
Cost of products sold	79	50%	73	48%	221	49%	207	48%
Gross profit	80	50%	78	52%	228	51%	224	52%
Selling, general and administrative expenses	41	26%	42	28%	125	28%	125	29%
Amortization of intangible assets	1	1%	1	1%	4	1%	2	1%
Restructuring charges	6	4%	2	1%	6	1%	4	1%
Impairment & divestiture charges	—	—%	—	—%	—	—%	—	—%
Operating profit	32	20%	33	22%	94	21%	92	21%
Financing costs, net	2	2%	3	2%	8	2%	11	3%
Other expense, net	1	1%	1	0%	2	0%	2	—%
Earnings before income tax expense	28	18%	29	20%	84	19%	79	18%
Income tax expense	6	4%	7	5%	19	4%	20	5%
Net earnings	$22	14%	$23	15%	$65	14%	$59	14%

Diluted earnings per share from continuing operations	$0.41		$0.41		$1.18		$1.07
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding. Period to period differences between line items included in the table may differ from the amount presented below due to rounding.

Consolidated net sales for the three months ended May 31, 2025 were $159 million an increase of $8 million, or 6%, compared to the prior-year comparable period. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $1 million, or 1%, and the first quarter acquisition of DTA favorably impacted sales by $5 million, or 3%. This resulted in an organic sales growth of approximately 2% in the quarter. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales". In the three months ended May 31, 2025, product sales grew $7 million, or 6%, while foreign currency favorably impacted sales by $1 million, or 1%, and the acquisition of DTA (which falls under our Heavy Lifting Technology ("HLT") product line within the product sales activity) favorably impacted product sales by $5 million, or 4%, resulting in organic product sales growth of 1% over the prior-year quarter. In the third quarter of fiscal 2024 we saw net sales recovery in our Other product sales from the temporary shipment delays related to contract negotiations that impacted the second quarter of fiscal 2024. Even with this recovery in the third quarter of fiscal 2024, in the third quarter of fiscal 2025, we saw strong year-over-year growth at $1 million, or 19%. Service sales were up $1 million, or 3%, year-over-year, with a minimal unfavorable impact of foreign currency; therefore, organic sales growth was also 3%. Gross profit as a percent of sales decreased to 50.4%, compared to 51.8% in the third quarter of fiscal 2024; the decrease in gross profit margin is due to continued pressure in our service business and the inclusion of DTA. Operating profit for the third quarter of fiscal year 2025 was $32 million, a decrease of $2 million compared to the third quarter of fiscal 2024. The decrease in operating profit was mainly driven by the increase in restructuring expense which was partially offset by the gross profit increase resulting from the year-over-year sales increase.
Consolidated net sales for the nine months ended May 31, 2025 were $449 million compared to $431 million in the nine months ended May 31, 2024, an increase of $19 million, or 4%. The effect of the foreign currency rate impact in the first nine months of the year had a minimal unfavorable impact on sales, while the impact of the DTA acquisition favorably impacted sales by $11 million, or 3%, resulting in year-to-date organic sales growth of 2%. Product sales for the nine months ended May 31, 2025 were $344 million compared to $331 million in the prior-year comparable period, an increase of $14 million, or 4%, with nearly flat impact of foreign currency and a $11 million, or 3%, favorable impact of DTA sales, resulting in Product sales organic growth of 1% for the first nine months of the fiscal year. The growth in product sales was driven by strong performance in our HLT product line. Service sales for the nine months ended May 31, 2025 increased $3 million, or 3%, compared to the nine months ended May 31, 2024, with foreign currency unfavorably impacting sales by $1 million, or 1%, resulting in organic growth of $4 million, or 4%. Year-to-date 2025 gross profit margin was 50.7%, approximately 120 basis points lower than the prior-year period, due to unfavorable sales mix within both product and service, but also the mix between product and service compared to the first nine months of fiscal 2024 and the inclusion of DTA. Operating profit for the first nine months of fiscal year 2025 was $94 million, an increase of $2 million compared to the first nine months of fiscal 2024. The increase in operating profit was mainly driven by sales growth.
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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net sales	$153	$146	$434	$418
Operating profit	40	41	117	114
Operating profit %	26.3%	28.1%	26.9%	27.3%
IT&S segment net sales for the third quarter of fiscal 2025 increased by $7 million, or 5%, compared to the third quarter of fiscal 2024. The weakening of the U.S. dollar on foreign currency rates compared to three months ended May 31, 2024 favorably impacted sales by $1 million, or 1%, and the first quarter acquisition of DTA favorably impacted sales by $5 million, or 3%. This resulted in an organic sales growth of 1% in the quarter. The organic sales increase is driven by a focused effort by our commercial organization. Operating profit for the three months ended May 31, 2025 was $40 million, compared to $41 million in the same period of the prior year.
IT&S segment net sales for the nine months ended May 31, 2025 increased by $16 million, or 4%, compared to the nine months ended May 31, 2024. The strengthening U.S. dollar on foreign currency rates compared to the nine months ended May 31, 2024 had a minimal unfavorable impact on sales, and the acquisition of DTA favorably impacted sales by $11 million, or 3%, resulting in an organic sales increase of 2%. The organic sales increase related to strong sales within our HLT product line in Americas and APAC, partially offset by standard product sales remaining flat compared to the nine months ended May 31, 2024. Operating profit for the nine months ended May 31, 2025 was $117 million, an increase of $3 million year-over-year primarily due to an increase in sales.
Corporate
Corporate expenses were $11 million and $9 million for the third quarter of fiscal 2025 and 2024, respectively, and were $28 million and $26 million for the nine months ended May 31, 2025 and 2024, respectively. The increase in expense in the third quarter was driven by higher personnel charges.
Financing Costs, net
Net financing costs were $2 million and $3 million in the three months ended May 31, 2025 and 2024, respectively. For the nine months ended May 31, 2025 and 2024, net financing costs were $8 million and $11 million, respectively. Financing costs decreased due to a mix of lower debt balances and lower interest rates.

Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates from continuing operations are as follows (dollars in millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Earnings before income tax expense	$28	$29	$84	$79
Income tax expense	6	7	19	20
Effective income tax rate	22.2%	23.1%	22.9%	25.3%
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
The effective tax rate for the three months ended May 31, 2025 was 22.2%, compared to 23.1% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The lower effective tax rate for the three months ended May 31, 2025 was primarily driven by the more favorable impact of uncertain tax position releases related to statute expirations and lower withholding tax related to current year distributions in comparison to the prior period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At May 31, 2025, we had $141 million of cash and cash equivalents, of which $107 million was held by our foreign subsidiaries and $34 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Nine Months Ended May 31,
	2025	2024
Cash provided by operating activities	$56	$37
Cash used in investing activities	(43)	(8)
Cash used in financing activities	(40)	(51)
Effect of exchange rate changes on cash	—	—
Net decrease in cash and cash equivalents	$(27)	$(22)
Net cash provided by operating activities was $56 million and $37 million for the nine months ended May 31, 2025 and 2024, respectively. The $19 million year-over-year variance is driven by higher earnings, lower annual incentive compensation payments made in the first quarter compared to the prior-year period and the non-recurrence of payments and funds received for legal settlements related to discontinued operations.
Net cash used in investing activities was $43 million and $8 million for the nine months ended May 31, 2025 and 2024, respectively. This increased use of cash was due to the payment of $27 million for the acquisition of DTA and increased capital expenditures relating to build-out costs for the Company's new headquarters location in Milwaukee.
Net cash used in financing activities was $40 million and $51 million for the nine months ended May 31, 2025 and 2024, respectively. The $11 million decrease in net cash used in financing activities for the nine months ended May 31, 2025 was driven by $17 million of higher net revolver and term loan payments and $4 million of lower share repurchases due to fewer shares being repurchased in the current-year period, partially offset by $7 million less in taxes paid with respect to equity awards, net of proceeds from the exercise of stock options.

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
At May 31, 2025, there were no borrowings and $398 million available under the revolving line of credit facility after reduction for $2 million of outstanding letters of credit issued under the senior credit facility. The Company was in compliance with all covenants under the senior credit facility at May 31, 2025.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	May 31, 2025	PWC%	August 31, 2024	PWC%
Accounts receivable, net	$113	18%	$104	16%
Inventory, net	87	14%	73	12%
Accounts payable	(46)	(7)%	(43)	(7)%
Net primary working capital	$155	24%	$134	21%
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
We had outstanding letters of credit of $6 million and surety bonds of $4 million at May 31, 2025 and $4 million of letters of credit and $4 million of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at May 31, 2025 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the fiscal 2024 Annual Report on Form 10-K.
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

Interest Rate Risk: As of May 31, 2025, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $191 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended May 31, 2025.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $7 million and operating profit would have been lower by less than $1 million for the three months ended May 31, 2025. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $37 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2025, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Geopolitical actions and terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could harm our business.
Terrorist or other attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity, including in response to military action by the United States involving Iran, as well as other armed conflicts in the Middle East, those caused by the Russia-Ukraine conflict, or any conflict or threatened conflict between China and Taiwan, may cause trade relations and general economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown or recession in the U.S. or in other areas and could have a significant impact on our business, financial condition or results of operations.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 30,742,231 shares of common stock for $867 million. In March 2022, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares. The Company repurchased and retired 1,165,767 shares for $32.7 million in the nine months ended May 31, 2024 and 660,050 shares for $28.6 million in the nine months ended May 31, 2025. The maximum number of shares that may yet be purchased under the program is 2,056,999 shares.

Period	Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 1 to March 31, 2025	180,333	$44.83	180,333	2,207,189
April 1 to April 30, 2025	148,113	38.64	148,113	2,059,076
May 1 to May 31, 2025	2,077	39.93	2,077	2,056,999
	330,523	$42.03	330,523
Item 5 – Other Information
On May 13, 2025, E. James Ferland, the Company’s non-executive Chair of the Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Ferland’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the potential exercise of vested stock options (which, if not exercised, would expire on January 19, 2026) and the associated sale of up to 4,224 shares of our common stock obtained upon the exercise of such stock options, between August 12, 2025 and January 16, 2026.
On May 13, 2025, Paul E. Sternlieb, the Company’s President and Chief Executive Officer and a member of its Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Sternlieb’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the sale of up to 2,700 shares of our common stock between September 2, 2025 and March 31, 2026 and is intended to fund income tax liability arising from the vesting of restricted stock awards granted to Mr. Sternlieb.
On May 15, 2025, Benjamin J. Topercer, the Company’s Executive Vice President and Chief Human Resources Officer, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Topercer’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the sale of up to 2,800 shares of our common stock between August 13, 2025 and March 13, 2026 and is intended to fund income tax liability arising from the vesting of restricted stock awards granted to Mr. Topercer.
Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three and nine months ended May 31, 2025 and 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: June 27, 2025	By:	/S/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer (Principal Financial Officer)