Form 10-K
period 2025-08-31
ENERPAC TOOL GROUP CORP
filed 2025-10-17
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025
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
Yes   ☐          No   ☒

As of February 28, 2025, the last business day of the registrant's second fiscal quarter, the aggregate market value of the shares of Class A common stock (based upon the closing price on the New York Stock Exchange on February 28, 2025) held by non-affiliates of the Registrant was approximately $2.49 billion.

There were 52,981,546 shares of the Registrant’s Class A Common Stock outstanding as of October 13, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 2026 are incorporated by reference into Part III hereof.

When used herein, the terms “we,” “us,” “our,” “Enerpac,” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries.
Reference to fiscal years, such as “fiscal 2025,” are to the fiscal year ending on August 31 of the specified year.

Enerpac provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our investor website, ir.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission (the "SEC").

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic uncertainty, market conditions in the industrial, oil & gas, energy, power generation, infrastructure, commercial construction, truck and automotive industries, supply chain risks, including disruptions in deliveries from suppliers due to political tensions and armed conflicts; impacts from the imposition, or threat of imposition, of tariffs and other trade restrictions, the impact of geopolitical activity, including the invasion of Ukraine by Russia and international sanctions imposed in response thereto, as well as armed conflicts involving the Middle East, including the impact on shipping in the Red Sea, the ability of the Company to achieve its plans or objectives related to its growth strategy, market acceptance of existing and new products, market acceptance of price increases, successful integration of acquisitions, the impact of dispositions and restructurings, the ability of the Company to continue to achieve or maintain operational improvements related to the ASCEND program and other restructuring actions, operating margin risk due to competitive pricing and operating efficiencies, risks related to reliance on independent agents and distributors for the distribution and service of products, material, labor, or overhead cost increases, tax law changes, foreign currency risk, interest rate risk, commodity risk, tariffs, litigation matters, cybersecurity risks, impairment of goodwill or other intangible assets, the Company’s ability to access capital markets and other risks and uncertainties that may be referred to or noted in the Company’s reports filed with the Securities and Exchange Commission from time to time, including those described under "Item 1A. Risk Factors" of this annual report on Form 10-K. We disclaim any obligation, except to the extent required by applicable law, to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
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
In March 2022, the Company announced the start of its ASCEND transformation program (''ASCEND''). ASCEND’s key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative (''SG&A'') expense by better leveraging resources to create a more efficient and agile organization. The ASCEND program was completed as of August 31, 2024, with total program costs of $75 million, of which $19 million related to restructuring charges.
Description of Business Segments
Industrial Tools & Services Reportable Segment
IT&S is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including refinery/petrochemical; general industrial; industrial MRO; machining & manufacturing; power generation; infrastructure; mining; and other markets.
Our primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools. Examples of our products include high-force hydraulic and mechanical tools (cylinders, pumps, valves, bolt tensioners, specialty tools and other miscellaneous products), which are designed to allow users to apply controlled force and motion to increase productivity, reduce labor costs and make work safer and easier to perform. These tools operate at very high pressures of approximately 5,000 to 12,000 pounds per square inch. With our products used in a wide variety of end markets, they are often deployed in harsh operating conditions, such as machining, infrastructure maintenance and repair, refining, and petrochemical production, where safety is a key differentiator. As a result, we hold ourselves to a world-class safety standard to protect both our employees and those using our products and services.
On the services side of the segment, our highly trained technicians provide maintenance and manpower services on customer assets to meet their specific needs including bolting, machining, and joint integrity. We also provide rental services for certain of our products.
Our branded tools and services are primarily marketed through the ENERPAC®, HYDRATIGHT®, LARZEP®, SIMPLEX® and DTA the Smart Move® brand names.
The segment delivers products and services primarily through our world-class, global network of distributors, as well as direct sales to OEMs and select end users.
Other Operating Segment
Cortland Biomedical is a full-service biomedical textile product development company and represents the Other operating segment. Cortland Biomedical does not meet the quantitative or qualitative thresholds to be considered a reportable segment and, since the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. On July 11, 2023, the Company completed the sale of the Cortland Industrial business (see Note 6, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements). Certain information related to the Other operating segment is disclosed within Note 16, "Business Segment, Geographic, and Customer Information" in the notes to the consolidated financial statements in order to comply with requirements under generally accepted accounting principles in the United States ("US GAAP") to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisitions and Divestitures
For a summary of recent acquisition and divestiture transactions impacting continuing operations, see Note 5,  "Acquisitions" and Note 6, "Discontinued Operations and Other Divestiture Activities", respectively, in the notes to the consolidated financial statements.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe, the Middle East and Asia. In fiscal 2025, we derived 37% of our net sales from the United States, 28% from Europe, 13% from the Middle East, 11% from Asia and 11% from other geographic areas. We have operations around the world that allow us to draw on the skills of a global workforce, provide flexibility to our operations, drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual countries, and facilitate access to new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers and suppliers. Financial information related to the Company's geographic footprint of our continuing operations is included in Note 16, "Business Segment, Geographic and Customer Information" in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development ("R&D") activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been, and continue to be, key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide new innovative tools and services to grow our market share. R&D costs are expensed as incurred and were $14 million in fiscal 2025, $12 million in fiscal 2024 and $9 million in fiscal 2023.
The Company holds numerous patents and trademarks. While no individual patent is believed to be of such importance that its termination would have a material adverse effect on our business, the termination of certain of our trademarks, including ENERPAC®, HYDRATIGHT®, LARZEP®, SIMPLEX® and DTA the Smart Move®, could have a material adverse effect on our business.
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
Raw Material Costs, Inflation and Tariffs
We source materials and components from a network of global suppliers. These items are typically available from multiple suppliers. Raw materials that go into the components we source, such as steel, aluminum, plastic resin, brass, steel wire and rubber, are subject to price fluctuations and tariffs, which could have an impact on our results. We have been able to offset the impact of inflation and tariffs with productivity and pricing actions. We continue to manage our supply chain to mitigate ongoing risks associated with the evolving geopolitical and inflationary environments.
Order Backlogs and Seasonality
Our operating segments have a relatively short order-to-ship cycle. We had order backlogs of $54 million and $41 million at August 31, 2025 and 2024, respectively. The increase in our order backlog during the fiscal year was primarily due to continued effort to decrease inventory levels globally. Assuming no significant supply chain constraints arise after the date of this report, substantially all of the backlog at August 31, 2025 is expected to be filled within twelve months.

While we typically experience a stronger second half to our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Percentages of Sales by Fiscal Quarter*
	2025	2024
Quarter 1 (September - November)	24%	24%
Quarter 2 (December - February)	24%	23%
Quarter 3 (March - May)	26%	26%
Quarter 4 (June - August)	27%	27%
	100%	100%
*Amounts may not add to 100% due to rounding.
Human Capital Management
The goal of our human capital management strategy and practices is for Enerpac to be considered an employer of choice, and our initiatives and programs are predicated on making this objective a reality.
The talent that makes up our workforce (approximately 2,100 employees as of August 31, 2025) is critical to the success of our company and the ability to deliver shareholder value. Our talent development framework is built around a robust performance management and development structure. Together with their leaders, employees establish annual goals and objectives that align directly with our organizational commitments. We monitor progress throughout the year, with candid and frequent dialogue encouraged along the way, and a formal check-in process at the mid-year point to facilitate a clear understanding of progress against goals as well as career development for our employees. Semi-annually, our Executive Leadership Team reviews the skills we require to execute our corporate strategy and key role requirements to identify development opportunities for our emerging talent. Annually, we conduct performance review and succession planning, and we promote a long-term career development view by encouraging the creation of unique individual development plans. Training opportunities for all levels of the organization are available and focus on skill, competency and leadership development. We believe in coaching and the sharing of perspectives, and we facilitate mentorship opportunities for the benefit of our workforce. We are committed to devoting the time, resources and planning necessary to maximize the potential of our employees' career development, as well as addressing the future skills needs of our organization.
In 2025, we rolled out Building a Culture of Success: Competencies and Behaviors for Enerpac Employees and Leaders, a very detailed competency model with behavioral guidance that we believe will foster the kind of culture that allows all of our employees to thrive. Launched in July 2025, all our employees will have completed a comprehensive workshop by end of November 2025 to explain what the model is, how to use it, and how it will be used within the organization. In 2026, we will incorporate these competencies in how we how we reward and recognize performance, how we train and promote, and how we evaluate our performance.
We offer competitive compensation and benefits tailored to the geographical markets and industries in which we operate. In the U.S., employees who work more than 30 hours per week are eligible for a comprehensive menu of benefits, including healthcare (health, dental, and vision) coverage, health savings accounts with $500/$1,000 employer funding, dependent care and healthcare flexible spending accounts, company-paid short-term disability, long-term disability, company-paid base life and accidental disability insurance, voluntary life coverage up to 6x annual salary, and spousal and dependent life coverage. Employees are offered thirteen paid holidays, three weeks of paid time off, military leave, a 401(k) retirement plan with a Company match and immediate vesting, access to our employee assistance program, an annual bonus program with broad participation, equity incentive programs, and an employee stock purchase plan that allows employees to buy company shares at a 15% discount (up from 10% in fiscal 2024). Both part time and full-time employees are eligible for adoption assistance and up to 12 weeks of parental leave, of which six weeks are paid for full time employees at an employee's full salary. We offer tuition reimbursement up to $7,000 for associate and undergraduate programs and $9,000 for graduate programs. We also offer a dependent scholarship of up to $2,500 for both part-time and full-time employees. We continue to evaluate enhancements to our compensation and benefit programs in all locations to ensure we remain competitive and meet the needs of our employees.
Employee Safety. The safety, health, and well-being of our employees, contractors, and visitors at our sites globally is our top priority and a principle that is deeply embedded in our culture. Our leaders and employees at all levels embrace our health, safety, security, environment, and quality (''HSSEQ'') programs, which translates into an enterprise-wide obligation to provide healthy, safe and productive work environments for our employees and deliver high standards of safety and quality in the products, services and solutions for our customers and end-users. At the heart of our HSSEQ efforts is a desire to foster a culture of continuous improvement and employee empowerment through training, frequent and constructive management engagement, a risk-based evaluation of business activities and behaviors, and the deployment of programs and resources to mitigate those risks. We continually track and report our performance, including thorough reviews of incidents, near-misses, and quality issues; and management accountability and discussion of these improvement opportunities is a cornerstone of all business reviews. We finished the year with a total case incident rate (TCIR) of 0.54, inclusive of DTA. This is an increase year-over-year as fiscal 2024 had a TCIR of 0.50. This puts our performance mid-way between the top 25th percentile and 50th percentile in comparison to the BLS NAICS bracket for Machinery Manufacturing (333) for companies with greater than 1,000 employees.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 17, 2025 are listed below.

Name	Age	Position
Paul E. Sternlieb	53	President and Chief Executive Officer
Darren M. Kozik	48	Executive Vice Present and Chief Financial Officer
Eric T. Chack	47	Executive Vice President - Operations
Noah N. Popp	52	Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Counsel
Benjamin J. Topercer	48	Executive Vice President and Chief Human Resource Officer
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
Darren M. Kozik was appointed as the Company’s Executive Vice President and Chief Financial Officer effective October 28, 2024. Prior to joining the Company, Mr. Kozik served as Senior Vice President—Global Corporate Finance of ManpowerGroup, a leading global workforce solutions company, after having served as Senior Vice President—North America Finance and Shared Services of ManpowerGroup from August 2018. Prior to ManpowerGroup, from May of 2016 to August of 2018, Mr. Kozik served first as the Chief Financial Officer of Mortara Instrument, and subsequently as Vice President and General Manager for the business. Mr. Kozik started his career at General Electric in 1999 and worked in roles of increasing scope and global responsibility, ending as the Chief Financial Officer of the Global Ultrasound business unit of GE Healthcare in 2016.
Eric T. Chack, Executive Vice President - Operations, joined the Company in July 2024 and leads all aspects of Enerpac’s global operations, including oversight for manufacturing, procurement, logistics, continuous improvement, quality, and reliability. Prior to joining Enerpac, from November 2021 to July 2024, Mr. Chack was SVP Supply Chain for Mohawk Industries. Before his time at Mohawk, from January 2018 to July 2021, Mr. Chack was SVP Global Operations & Supply Chain for Briggs & Stratton and held global operations leadership roles at SPX Corporation and IDEX Corporation. He has extensive experience building, developing, and optimizing the performance of world-class operations teams. In addition, he served as an Infantry Officer in the Marine Corps.
Noah N. Popp, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Counsel, joined the Company in July 2025. Before joining the Company, Mr. Popp served as Regional General Counsel-Americas and Corporate Secretary of JBT Marel Corporation since September 2014, having served over the prior ten years in various in-house legal counsel positions with Kraft Foods Group, Inc., TMK IPSCO, Reyes Holdings L.L.C. and IPSCO Inc.
Benjamin Topercer, Executive Vice Principal and Chief Human Resource Officer, joined the Company in February 2022 and leads the global human resources function, including our global HSSEQ organization, as well as our communications function. From June 2016 until he joined Enerpac, Mr. Topercer was the Chief Human Resource Officer for Vantage Specialty Chemicals, a manufacturer of specialty chemicals and ingredients included in consumer and industrial products. Prior to joining Vantage, he served in various human resources management roles for Premier Farnell Corporation, a distributor of electronic components, including as Global Head of HR for its sales, marketing, e-commerce and technology groups and specified business units, from September 2013 to June 2016. Prior to that, Mr. Topercer served as Director, Human Resources for Eaton Corporation, and its predecessor, Cooper Industries, from July 2011 to September 2013. Prior to that, he served in positions of progressive responsibility in the human resources group of Henkel Corporation from September 2004 to July 2011 and at Rexam Sussex from March 2000 to September 2004.
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
We rely on our supply chain for components and raw materials to manufacture our products and provide services to our customers. We may experience a reduction or interruption in supply due to factors beyond our control, including as a result of geopolitical conflicts and the imposition of international sanctions in response thereto, a significant natural disaster, pandemics, or shortages in global freight capacity. Our vendors may be unable or unwilling to meet our demand for raw materials or components, or significantly increase lead times for deliveries, which we may be unable to offset through alternate sources of supply, Further, vendors may impose significant increases in the price of critical components and raw materials that we may be unable to pass along to our customers. In addition, a failure by us to appropriately forecast or adjust our requirements for components or raw materials based on our business needs and volatility in demand for our products may impact our ability to timely procure raw materials and components necessary to maintain desired productivity in our operations. These supply chain issues, and others, could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We procure certain components for our products from single or limited suppliers. In the event of supply disruptions from these suppliers, we may not be able to diversify our supply base for such components in a timely manner or may experience quality issues with alternate sources. Further, we procure a portion of our components from suppliers located in China, and we are therefore exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, including tariffs and other trade restrictions; geopolitical risks; energy shortages or other causes. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of components and raw materials from our suppliers, and significant disruptions in their supply could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We have in the recent past experienced supply shortages and inflationary pressures for certain components and raw materials that were important to our manufacturing process. Growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts may continue to impact us in the future. Although we have generally secured additional supply from existing or alternate suppliers or taken other mitigating actions when such disruptions have occurred in past periods, there is no guarantee we can continue to do so in the future, and our business, results of operations, and financial condition could be adversely affected. When facing component supply-related challenges, we may also increase our inventories and purchase commitments to shorten lead times and increase the likelihood of maintaining adequate inventories to meet customer expectations. If the demand for our products is less than our expectations or if we otherwise fail to anticipate customer demand properly, an oversupply of components could result in inventory levels that could also lead to significant excess and obsolete inventory charges and adversely affect our operating and financial results.
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
Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. In the past year, the U.S. government has imposed significant tariffs impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. In response, some countries have announced or imposed tariffs on goods made in the U.S, along with other trade restrictions, such as export restrictions on certain goods, including critical minerals, produced in their countries. These actions could depress demand for our products or increase the cost to manufacture our products, which may affect the competitiveness of our products relative to manufacturers not affected by such actions. Moreover, protracted trade disputes and uncertainty with respect to tariffs and trade agreements can adversely affect general economic conditions. All of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Risks Related to Our Business and Operations
Logistics challenges, including global freight capacity shortages, could increase our freight costs or cause delays in our ability to fulfill orders and could have an adverse impact on our business and operating results.
The Company’s ability to import products in a timely and cost-effective manner has been, and may continue to be, adversely affected by shortages of freight capacity, delays at ports, port strikes, and other issues that otherwise affect transportation and warehousing providers. For example, the armed conflicts in the Middle East and the associated attacks on commercial ships in the Red Sea have caused global increases in shipping costs, as well as significant delays for some shipments. Globally, the shipping industry faces other challenges, including labor disputes at major ports and railways and weather-related disruptions, such as droughts in Panama reducing capacity in the Panama Canal. These issues could delay the delivery of our products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher freight and logistics costs, which could have an adverse impact on the Company’s business and financial condition.
We face collection risk for receivables in foreign jurisdictions.
We sell products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective country. Collection times for receivables in many foreign jurisdictions may often be substantially longer than those in the United States (though typically less than one year). Further, for certain of our services business agency relationships, we utilize intermediary agents and are dependent on our agents to collect payment on our behalf. The indirect sales channels expose us to the credit risk of both our channel partners and end customers and increase the risk of delayed payments or uncollectible balances, which has occurred in the past and may occur again. A liquidity event or dispute involving one of our channel partners may adversely affect our results of operations and financial condition.
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
Increased global cybersecurity threats, computer viruses and more sophisticated and targeted cyber-related attacks pose risks to our systems, networks and operations. Similarly, cybersecurity failures resulting from human error, vulnerabilities and technological errors, including the errors of third-party software providers, can also pose a risk to our systems, including third-party vendor operated systems, operations and products and potentially those of our business partners. An attack or information system failure also could result in losses due to an inability to recover lost data; software and key documentation; ransomware payments; security breaches; theft; lost or corrupted data; misappropriation of sensitive, confidential or personal data or information; loss of trade secrets and commercially valuable information; reputational harm, including loss of confidence by our customers, suppliers and employees in our ability to adequately protect their information; fines; and production downtimes and operational disruptions. The development and adoption of generative artificial intelligence ("AI") technologies exacerbates these risks and may give rise to new tools for threat actors to attack and disrupt our systems.

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
As of August 31, 2024, ASCEND, a transformation program focused on driving accelerated earnings growth and efficiency across the business with the goal of delivering improved annual operating profit was completed, with total program costs of $75 million. The ASCEND program focused on accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a lean approach and driving greater efficiency and productivity in selling, general and administrative expenses. In addition, we implemented other plans that incurred restructuring costs to eliminate redundancies in our corporate or regional structures, eliminate excess capacity in our facilities as a result of integration of acquisitions or divestitures of product lines, and eliminate product or service lines that did not meet targeted profitability metrics. Although we expect that the improved operating profit, cost savings and realization of efficiencies from these programs will continue to provide annual benefits, we may not fully maintain these improvements (see Note 3. "ASCEND Transformation Program" and Note 4, "Restructuring Charges," in the notes to the consolidated financial statements and "Business Update" within Item 7 for further discussion of the ASCEND program and other current restructuring activities).
A material disruption at a significant manufacturing facility could adversely affect our ability to generate sales and result in increased costs that we cannot recover.
Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our significant manufacturing or services facilities. Equipment failures, natural disasters, health issues (including pandemics), power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other events could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.
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
We expect sales from and into foreign markets to continue to represent a significant portion of our revenue. In addition, many of our manufacturing operations and suppliers are located outside the United States, including China, the United Kingdom, Spain and the Netherlands. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:
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
Imposition of laws and regulations that disadvantage the oil & gas industry or other energy industries may have an adverse impact on our results of operations.
A portion of our revenues are derived from the sale of products and services to end users in the oil & gas industry. Accordingly, our results of operations may be adversely affected by the imposition of climate-related laws and regulations that disadvantage the oil & gas industry compared to other industries and have the effect of reducing the production of petroleum products. In addition, a reduction in the production of petroleum products as a result of consumer behavior that embraces alternative sources of energy over oil & gas could similarly adversely affect our results of operations by reducing the demand for our products and services. Similarly, actions by the U.S. Government that disadvantage the wind industry may adversely affect demand for certain of our products and adversely affect our results of operations.

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
The process of integrating acquired businesses into our existing operations also may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the timeframe planned or at all. If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations.
The indemnification provisions of acquisition agreements may result in unexpected liabilities.
Certain acquisition agreements from past acquisitions require the former owners to indemnify us against certain liabilities related to the operation of such acquired companies. In most of these agreements, the liability of the former owners is limited to specific warranties given in the agreement as well as in amount and duration. Certain former owners also may not be able to meet their indemnification responsibilities. We may be subject to the same risk with respect to future acquisitions as well. As a result of those limitations, we may face unexpected liabilities that adversely affect our profitability and financial position.

Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we have sold could adversely affect our financial results.
In connection with the execution of our strategy to become a pure-play industrial tools and services company, we have completed several divestitures. These divestitures pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers.
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
Our total assets reflect substantial intangible assets, primarily goodwill. As of August 31, 2025, goodwill and other intangible assets totaled $337 million, or 41% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually, and more frequently if a triggering event occurs, whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. See Note 7, "Goodwill, Intangible Assets and Long-Lived Assets" in the notes to the consolidated financial statements and "Critical Accounting Estimates" for further discussion on goodwill, intangible asset and long-lived asset impairments. Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
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
Our patents, trademarks and other intellectual property may not prevent competitors from independently developing or selling products and services functionally equivalent or superior to our own or adequately deter misappropriation or improper use of our innovations and technology. In addition, further steps we take to protect our intellectual property, including non-disclosure agreements, may not prevent the misappropriation of our business-critical secrets and information. In such circumstances, our competitive position and the value of our brand may be negatively impacted.
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
Item  1B.    Unresolved Staff Comments
None.
Item  1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We depend on integrated information systems to conduct our business. In order to defend against cybersecurity threats, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. The frameworks used to design and assess our program include the National Institute of Standards and Technology Cybersecurity Framework and The Sarbanes-Oxley Act of 2002. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
•a security team principally responsible for managing our cybersecurity risk assessment processes, security controls, and responses to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise enhance our security controls;
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, our operations, business strategy, results of operations, or financial condition. However, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, our operations, business strategy, results of operations, or financial condition. See Item 1A "Risk Factors".
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.
Our Audit Committee receives regular reports from management on our cybersecurity risks, and our full Board receives periodic updates. In addition, management updates the Audit Committee, as necessary, regarding any material or significant cybersecurity incidents.
Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Vice-President of Information Technology ("VPIT") and our Director - Information Security ("DIS") or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our VPIT and DIS, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes extensive technology and finance leadership experience across multiple industries, experience in the Legal, Risk and Compliance disciplines, and over 20 years of cybersecurity leadership experience for our VPIT.
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
Item  2.    Properties
As of August 31, 2025, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	10	33	43	207	1,009	1,216
Corporate and Other	1	1	2	—	92	92
	11	34	45	207	1,101	1,308
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United

States, the Netherlands, China, the United Kingdom and Spain. We also maintain a presence in Algeria, Australia, Brazil, France, Germany, Kazakhstan, India, Italy, Japan, Norway, Poland, Saudi Arabia, Singapore, South Africa, South Korea, and the United Arab Emirates. See Note 11, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
Item  3.    Legal Proceedings
We are a party to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, breaches of contract, employment, personal injury and other disputes.
We have recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not likely to have a material adverse effect on our financial condition, results of operations or cash flows. Information with respect to contingencies arising from legal proceedings, including governmental investigations, set forth in Note 17, “Commitments and Contingencies” in the notes to the consolidated financial statements, is incorporated by reference.
Item  4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. As of September 30, 2025, there were 781 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2025, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 17, 2025 to shareholders of record on October 7, 2025. In fiscal 2024, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 18, 2024 to shareholders of record on October 7, 2024.
Share Repurchases
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. In March 2022, the Company's Board of Directors rescinded its prior share repurchase authorization and approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. As of August 31, 2025, the maximum number of shares that may yet be purchased under this authorization is 1,017,849 shares.
In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares. The
Company repurchased and retired 1,309,466 shares for $38.4 million in fiscal 2024 and 1,699,200 shares for $68.7 million in fiscal 2025.
The following table summarizes share repurchases during the fourth quarter of fiscal 2025, all of which were purchased under publicly announced share repurchase programs.

Period	Shares Repurchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jun 1 to June 30, 2025	36,498	$42.42	2,020,501
Jul 1 to July 31, 2025	796,920	38.35	1,223,581
Aug 1 to August 31, 2025	205,732	39.06	1,017,849
	1,039,150	$38.63
On October 10, 2025, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock for up to $200 million. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Purchases under this authorization may be effected from time to time in both open market and privately negotiated transactions and may also be made under Rule 10b5-1 plans, which permit the Company to repurchase shares when it otherwise would be precluded from doing so under insider trading laws. This new share repurchase authorization expires on October 31, 2029 or earlier as may be determined by the Company’s Board of Directors or an authorized committee. The new share repurchase authorization replaces the prior authorization except to the extent of purchases under the Company’s Rule 10b5-1 plan then in place.

Performance Graph
The graph and table below compare the cumulative 5-year total return of the Company's Class A common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Industrial Index. They assume that the value of the investment in our Class A common stock for the last trading day of each fiscal year, in each index, and in the peer group (in each case, including reinvestment of dividends) was $100 on August 31, 2020 and tracks it through August 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enerpac Tool Group Corp., the Russell 2000 Index, and the S&P 600 Industrials Index

250
200
150
100
50
0
Index Dollars
8/20
8/21
8/22
8/23
8/24
8/25
Year Ended
Enerpac Tool Group Corp.
Russell 2000
S&P 600 Industrial

*$100 Invested on 8/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

	8/20	8/21	8/22	8/23	8/24	8/25
Enerpac Tool Group Corp.	$100.00	$121.23	$93.65	$126.72	$199.76	$205.28
Russell 2000 Index	100.00	147.08	120.78	126.40	149.74	161.97
S&P 600 Industrial Index	100.00	144.79	134.30	162.50	205.11	236.27
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
Our Business Model
Our long-term goal is to create sustainable returns for our shareholders through above-market growth in our core business, expanding our margins, generating strong cash flow and being disciplined in the deployment of our capital. We intend to grow through execution of our organic growth strategy, focused on key vertical markets that benefit from long-term macro trends, driving customer driven innovation, expansion of our digital ecosystem to acquire and engage customers, and an expansion in emerging markets such as Asia Pacific. In addition to organic growth, we also focus on margin expansion through operational efficiency techniques, including Lean, continuous improvement and 80/20, to drive productivity and lower costs, as well as optimizing our selling, general and administrative expenses through consolidation and shared service implementation. We also apply these techniques and pricing actions to offset commodity increases and inflationary pricing. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. We believe driving profitable growth and margin expansion will result in cash flow generation, which we seek to supplement through minimizing primary working capital. We intend to allocate the cash flow that results from the execution of our strategy in a disciplined way toward investment in our businesses, maintaining our strong balance sheet, disciplined M&A program and opportunistically returning capital to shareholders. We anticipate the compounding effect of reinvesting in our business will fuel further growth and profitable returns.
General Business Update
In March 2022, the Company announced the start of its ASCEND transformation program (“ASCEND”). ASCEND’s key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative expense by better leveraging resources to create a more efficient and agile organization.

In October 2023, the Company announced that during fiscal 2023, the Company had realized approximately $54 million of annual operating profit from execution of the ASCEND program and would no longer be breaking out the ASCEND benefit from results going into fiscal 2024. The ASCEND program was completed as of August 31, 2024, with total program costs of $75 million, of which $19 million related to restructuring charges. The following summarizes ASCEND transformation charges (in thousands):

	2024	2023	Program to Completion
ASCEND Expense recorded in Cost of products sold	1,018	924	1,948
ASCEND Expense recorded in SG&A expenses	6,029	34,495	54,134
Total ASCEND Expense	7,047	35,419	56,082
Recorded with Restructuring charges	7,843	7,719	18,612
Total ASCEND Transformation Charges	$14,890	$43,138	$74,694
Historical Financial Data
The following table and corresponding year-over-year analysis sets forth our results of continuing operations (dollars in millions, except per share amounts):

	Year Ended August 31,
	2025		2024		2023
Statements of Earnings Data: (1)
Total net sales	$617	100%	$590	100%	$598	100%
Total cost of products sold	305	49%	288	49%	303	51%
Gross profit	312	51%	301	51%	295	49%
Selling, general and administrative expenses	167	27%	169	29%	205	34%
Amortization of intangible assets	6	1%	3	1%	5	1%
Restructuring charges	6	1%	7	1%	7	1%
Impairment & divestiture charges	—	—%	—	—%	(6)	(1)%
Operating profit	133	22%	122	21%	84	14%
Financing costs, net	10	2%	14	2%	12	2%
Other expense, net	3	0%	3	1%	3	—%
Earnings before income tax expense	121	20%	106	18%	69	12%
Income tax expense	28	5%	23	4%	15	3%
Net earnings from continuing operations	$93	15%	$82	14%	$54	9%

Other Financial Data: (1)
Depreciation	$2		$2		$1
Capital expenditures	19		11		9
(1) Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding.
Fiscal 2025 Compared to Fiscal 2024
Consolidated net sales for fiscal 2025 were $617 million, 5% higher than the prior-year sales of $590 million. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $2 million, or 1%, and the inclusion of DTA, acquired in the first quarter of fiscal 2025 favorably impacted sales by $20 million, or 3%. This resulted in organic consolidated sales growth of approximately 1% in the year. Management refers to sales adjusted to exclude the impact of these items (foreign currency changes and recent acquisitions and divestitures) as "organic sales". Product sales increased 6% to $500 million, compared to the prior fiscal year. Foreign currency rate changes favorably impacted product sales by $2 million, or less than 1%, and the acquisition of DTA favorably impacted product sales by $20 million, or 4%. This resulted in product organic sales growth of 1%. This increase in product organic sales was primarily due to growth in the Americas and APAC regions, and the Cortland Medical business. This was offset by declines in our EMEA region. Service sales were $117 million, an increase of 1% compared to the prior fiscal year. Foreign currency impact was nearly flat, resulting in a 1% increase in service organic sales over the prior fiscal year. The service organic sales increase in the service business was due to strong growth within our Americas region that was partially offset by declines in activity within our EMEA region.

Gross profit as a percentage of sales was approximately 51% in fiscal 2025, remaining consistent with fiscal 2024.
Operating profit for fiscal 2025 was $133 million, approximately $11 million higher than the prior fiscal year operating profit of $122 million. The increase in operating profit is primarily due to the flow through of gross profit on the incremental current year sales and lower selling, general & administrative ("SG&A") expense as a percentage of revenue compared to the prior year.
Fiscal 2024 Compared to Fiscal 2023
Consolidated net sales for fiscal 2024 were $590 million, 1% lower than the prior-year sales of $598 million. The impact of foreign currency rates was nearly flat year-over-year, while the divestiture of the Cortland Industrial business during the fourth quarter of fiscal 2023 unfavorably impacted fiscal 2024 sales by approximately $23 million, or 4%. Product sales declined 3% compared to prior fiscal year to $474 million, with foreign currency impact of less than 1% and the Cortland Industrial divestiture unfavorably impacting sales by 5%, resulting in a 1% improvement in product organic sales. The increase in product organic sales was driven by pricing actions and mix within the IT&S product offerings; however, this was partially offset by a decrease in product organic sales in the Cortland Medical business due to softness in demand related to certain surgical procedures utilizing Cortland Biomedical products. Service sales were $116 million, an increase of 7% compared to the prior fiscal year. Foreign currency impact was nearly flat, resulting in a 7% increase in service organic sales over the prior fiscal year. The service organic sales increase was due to strong growth within our EMEA region from increased work scopes, higher maintenance activity in the North Sea and projects delayed from the prior fiscal year taking place during fiscal 2024.
Gross profit as a percentage of sales was approximately 51% in fiscal 2024, 2% higher than fiscal 2023. The increase in gross profit is primarily attributed to operational improvements from the ASCEND transformation program, as well as pricing actions and the disposition of Cortland Industrial.
Operating profit for fiscal 2024 was $122 million, approximately $38 million higher than the prior fiscal year of $84 million. Operating profit was impacted by the increased gross profit noted above, as well as a reduction of SG&A expense of $36 million compared to the prior fiscal year. The SG&A decrease was primarily due to lower ASCEND transformation program charges ($28 million), M&A charges ($1 million) and leadership transition charges ($1 million), as well as reduced incentive compensation expense.
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

	Year Ended August 31,
	2025	2024	2023
Net Sales	$596	$571	$555
Operating Profit	164	153	136
Operating Profit %	27.5%	26.8%	24.5%
Fiscal 2025 Compared to Fiscal 2024
Fiscal 2025 net sales were $596 million, an increase of $25 million, or 4% from fiscal 2024 sales of $571 million. The impact of foreign currency was nearly flat and the first quarter acquisition of DTA favorably impacted sales by $20 million, or 3%, resulting in organic sales growth for the segment of approximately 1%. The primary driver of this organic sales increase was strong performance in the Americas and APAC regions.
Fiscal 2025 operating profit increased $11 million to $164 million. This increase was driven by the flow-through impact of the increased sales and lower SG&A expense as a percentage of revenue.

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
Fiscal 2024 operating profit increased $17 million to $153 million. This increase was driven by the aforementioned pricing actions, with some volume contribution and a reduction in SG&A expenses. The reduction of SG&A expense was from reduced ASCEND charges ($4 million) and lower incentive compensation expense, partially offset by slightly higher restructuring charges ($1 million) for this segment.
Corporate
Corporate consists of selling, general and administrative costs and expenses, including executive, legal, finance, human resources, and information technology, that are not allocated to the segments based on their nature. Corporate expenses were $36 million in fiscal 2025, which were flat compared to fiscal 2024 expenses.
Corporate expenses in fiscal 2024 were $27 million lower than the fiscal 2023 expenses of $63 million. This decrease was primarily due to a reduction in ASCEND charges in fiscal 2024 ($25 million).
Net financing costs were $10 million, $14 million and $12 million in fiscal years 2025, 2024 and 2023, respectively. The decrease in net financing costs for fiscal 2025 to fiscal 2024 was due to a mix of lower debt balances and lower interest rates. The increase in net financing costs for fiscal 2023 to fiscal 2024 was due to the year-over-year increase in interest rates and debt levels.
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

	Year Ended August 31,
	2025	2024	2023
Earnings before income tax expense	$120,729	$105,519	$68,898
Income tax expense	27,980	23,312	15,249
Effective income tax rate	23.2%	22.1%	22.1%
The fiscal 2025 and fiscal 2024 effective tax rates were 23.2% and 22.1%, respectively. The fiscal 2025 effective tax rate was slightly higher than the statutory 21% primarily as a result of state income taxes and taxes in foreign jurisdictions with rates higher than the U.S. which were partially offset by one-time tax benefits related to the lapse of the statute of limitations on uncertain tax positions, tax benefits related to stock compensation, and global tax planning initiatives that will not repeat in future periods due to certain tax attributes that are no longer available. Both the fiscal 2025 and fiscal 2024 income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives.
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14”, commonly referred to as the "One Big Beautiful Bill Act,” was enacted in the United States. There are multiple business tax provisions for which further guidance from the U.S. Treasury and the Internal Revenue Service is needed. The Company has evaluated the impact of the guidance provided to date and determined that it did not have a material impact related to fiscal 2025. The Company will continue to evaluate the impact of the various provisions that could affect our income tax payable and deferred tax liability, including changes related to bonus depreciation and the expensing of research and development expenditures, among other topics.

Liquidity and Capital Resources
At August 31, 2025, cash and cash equivalents were $152 million, comprised of $105 million of cash held by foreign subsidiaries and $47 million held domestically. The following table summarizes the cash flow attributable to operating, investing and financing activities (in millions):

	Year Ended August 31,
	2025	2024	2023
Cash provided by operating activities	$111	$81	$78
Cash (used in) investing activities	(46)	(14)	11
Cash used in financing activities	(81)	(56)	(53)
Effect of exchange rate changes on cash	1	2	(2)
Net (decrease) increase from cash and cash equivalents	$(16)	$13	$34
Cash flow provided by operations was $111 million for fiscal 2025 and $81 million for fiscal 2024. The $30 million increase in cash flow from operations was primarily the result of higher earnings, lower annual incentive compensation payments made in the first quarter of fiscal 2025 compared to the prior-year period and the non-recurrence of payments and funds received for legal settlements related to discontinued operations. Net cash used in investing activities was $46 million which is a $32 million increase from the prior fiscal year. The increased use of cash was due to the payment of $27 million for the acquisition of DTA and increased capital expenditures relating to build-out costs for the Company's new headquarters location in Milwaukee, Wisconsin. Cash used in financing activities increased to $81 million, for fiscal 2025 compared to $56 million for fiscal 2024. The $25 million increase is primarily driven by increased expenditures for share repurchases.
Cash flow provided by operations was $81 million for fiscal 2024 and $78 million for fiscal 2023. The $3 million increase in cash flow from operations was primarily the result of $29 million of higher earnings from continuing operations, partially offset by decreases in accrued compensation and benefits, principally due to lower incentive compensation expense, of $18 million, with the remainder due to a decrease in other accrued liabilities principally from reduced costs associated with ASCEND. We had approximately $14 million of cash used in investing activities from continuing operations for fiscal 2024, which is a $25 million decrease from the prior fiscal year, due principally to the $20 million in proceeds from the sale of the Cortland Industrial business in the fourth quarter of fiscal 2023, net of the $1 million in working capital adjustments settled during fiscal 2024 (see Note 6, "Discontinued Operations and Other Divestiture Activities" in the notes to the consolidated financial statements for further detail on the divestiture). The remaining variance was due to higher capital expenditures in fiscal 2024 relating to build-out costs for the company's new headquarters location in Milwaukee and purchase of the business assets of Track Tools during the first quarter of fiscal 2024.
During fiscal 2023, the Company refinanced its credit facility resulting in an updated senior credit facility (the "Senior Credit Facility") of $600 million, comprised of a $400 million revolving line of credit and a $200 million term loan, which will mature in September 2027. The Senior Credit Facility contains restrictive covenants and financial covenants. See Note 8, "Debt" in the notes to the consolidated financial statements for further details of the Senior Credit Facility. The Company was in compliance with all covenants, including the financial covenants, under the Senior Credit facility at August 31, 2025. The unused credit line and amount available for borrowing under the revolving line of credit of the Senior Credit Facility was $399 million at August 31, 2025.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital (dollars in millions):

	August 31, 2025		August 31, 2024
	$	PWC %	$	PWC %
Accounts receivable, net	$106	16%	$104	16%
Inventory, net	79	12%	73	12%
Accounts payable	(43)	(6)%	(43)	(7)%
Net primary working capital	$142	21%	$134	21%

Total primary working capital was $142 million at August 31, 2025, which increased from $134 million at August 31, 2024. The increase in inventory is due to the impact of the incremental tariffs put in place during fiscal 2025.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $19 million, $11 million and $9 million in fiscal 2025, 2024 and 2023, respectively. The increase in capital expenditures during fiscal 2025 is primarily related to build-out costs for the Company's new headquarters location in Milwaukee, Wisconsin.
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
We had outstanding commercial letters of credit of $6 million and surety bonds of $5 million at August 31, 2025, while we had $4 million of outstanding letters of credit at August 31, 2024. Most of these instruments relate to commercial contracts and self-insured workers’ compensation programs.
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
Accounts receivable, net: Accounts receivable, net is recorded based on the contractual value of our accounts receivable, net of an estimated allowance for credit losses representing management’s best estimate of the amount of receivables that are not probable of collection. Accounts receivable, net was $106 million as of August 31, 2025, which is net of a $4 million allowance for credit losses. Our customer base generally consists of financially reputable distributors, agents, OEMs, and other customers with whom we have long standing relationships, and historically we have not experienced significant bad debt expense as a percentage of our annual net sales (bad debt expense as a percentage of net sales was less than 0.5% for each the years ended August 31, 2025, 2024, and 2023).
Inventories: Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 47% and 49% of total inventories at August 31, 2025 and 2024, respectively). If the LIFO method were not used, inventory balances would be higher than amounts presented in the Consolidated Balance Sheet by $18 million at both August 31, 2025 and 2024. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to net realizable value, if necessary. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill and Indefinite-lived intangibles: Goodwill, trademarks and certain tradenames have indefinite lives and are not amortized. However, goodwill and intangible assets are tested annually for impairment, and may be tested more frequently if any triggering events occur that would reduce the recoverability of the asset. In conducting the annual impairment test for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, we are required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, we may elect to proceed directly to the quantitative impairment test.
In conducting a quantitative assessment for goodwill, we generally use a discounted cash flow model, which calculates fair value as the sum of the projected discounted cash flows over a discrete six-year period plus an estimated terminal value. Significant assumptions include forecasted revenues, operating profit margins, and discount rates applied to the future cash flows based on the respective reporting unit's estimated weighted average cost of capital. In certain circumstances, we also may review a market approach in which a trading multiple is applied to either forecasted EBITDA (earnings before interest, income taxes, depreciation and amortization) or anticipated proceeds of the reporting unit to arrive at the estimated fair value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded. We perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the amount of the recorded goodwill.
During 2025 management performed a qualitative assessment over goodwill and indefinite-lived intangibles and determined quantitative testing was not necessary.
During 2024 management performed a qualitative assessment over goodwill and indefinite-lived intangibles and determined quantitative testing was necessary for one reporting unit. The quantitative test for the reporting unit resulted in an estimated fair value that exceeded the carrying value by more than 85%.
As such, no impairment charges were recorded during the years ended August 31, 2025 or 2024.
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
Business Combinations and Purchase Accounting: Business combinations are accounted for using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets, including intangible assets and tangible long-lived assets, and assumed liabilities including earn-out obligations. Acquired intangible assets, excluding goodwill, are valued using discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased.
Specifically related to the acquisition of DTA, the Company believes the developed technology intangible asset and the potential contingent earn-out liability required the most significant judgment. The Company used the relief from royalty rate method to value the developed technology intangible. The significant assumptions used to estimate the value of the developed technology intangible included the survivor curve for attrition of existing technology, revenue growth, royalty charges and the discount rate. The Company used the Black-Scholes model to determine the fair value of the potential earn-out payment. The significant assumptions used to estimate the value of the potential earn-out included the forecasted gross profit and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.
Defined Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2025 and 2024, the discount rates on domestic benefit plans were 5.2% and 5.0%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds with equity based strategies, mutual funds with fixed income based strategies, and U.S. treasury securities. The expected return on domestic benefit plan assets was 6.2% for each of the fiscal years ended August 31, 2025 and 2024. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2025 domestic benefit plan expense.
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
Interest Rate Risk—As of August 31, 2025, long-term debt consisted of no borrowings under the revolving line of credit (variable rate debt) and $190 million of term-loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $60 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable-rate debt would have resulted in a $1 million increase in financing costs for the fiscal year ended August 31, 2025.
Foreign Currency Risk—We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, Spain, Saudi Arabia and China, and we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 10, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $8 million lower and operating profit would have been $2 million lower for the fiscal year ended August 31, 2025. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2025 financial position would result in a $36 million reduction to equity (accumulated other comprehensive loss), as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enerpac Tool Group Corp. (the Company) as of August 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 17, 2025 expressed an unqualified opinion thereon.

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

Valuation of the potential earn-out and acquired intangible assets
Description of the Matter
As described in Note 5 to the consolidated financial statements, during the year ended August 31, 2025, the Company completed the acquisition of DTA The Smart Move, S.A. (“DTA”) for an initial purchase price of $26.7 million plus a potential earn-out of 12 million euro. The potential earn-out is to be paid at the end of the third year following the acquisition and is tied to the achievement of certain financial objectives. The Company’s accounting for this acquisition included determining the fair value of the potential earn-out payment and intangible assets acquired, which primarily included developed technology.
Auditing the Company's accounting for its acquisition of DTA was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the potential earn-out of 2.3 million euro and intangible assets of $15.0 million, which principally consisted of developed technology. The significant estimation uncertainty of the potential earn-out and developed technology intangible were primarily due to the sensitivity of the respective fair values to underlying assumptions about the acquired business’s projected achievement of certain financial objectives. The Company used the Black-Scholes model to determine the fair value of the potential earn-out payment. The significant assumptions used to estimate the value of the potential earn-out included the forecasted gross profit and the discount rate. The Company used the relief from royalty rate method to value the developed technology intangible. The significant assumptions used to estimate the value of the developed technology intangible included the survivor curve for attrition of existing technology, revenue growth, royalty charges and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. For example, our tests included controls over the estimation process supporting the recognition and measurement of the potential earn-out and developed technology intangible. We also tested management’s review of the valuation models and significant assumptions used in the valuations.
To test the estimated fair value of the potential earn-out and developed technology intangible, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation professionals with specialized skills and knowledge to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates and we evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
October 17, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Enerpac Tool Group Corp.’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enerpac Tool Group Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated October 17, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
October 17, 2025

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended August 31,
	2025	2024	2023
Net sales
Product	$500,075	$474,004	$490,629
Service & rental	116,824	115,506	107,575
Total net sales	616,899	589,510	598,204
Cost of products sold
Product	227,633	212,847	235,403
Service & rental	77,437	75,652	67,762
Total cost of products sold	305,070	288,499	303,165
Gross profit	311,829	301,011	295,039

Selling, general and administrative expenses	166,920	168,565	205,064
Amortization of intangible assets	5,576	3,312	5,112
Restructuring charges	5,862	7,400	7,096
Impairment & divestiture charges (benefit)	—	147	(6,155)
Operating profit	133,471	121,587	83,922
Financing costs, net	9,911	13,524	12,389
Other expense, net	2,831	2,544	2,635
Earnings before income tax expense	120,729	105,519	68,898
Income tax expense	27,980	23,312	15,249
Net earnings from continuing operations	92,749	82,207	53,649
Earnings (loss) from discontinued operations, net of income taxes	—	3,542	(7,088)
Net earnings	$92,749	$85,749	$46,561

Earnings per share from continuing operations
Basic	$1.72	$1.51	$0.95
Diluted	$1.70	$1.50	$0.94

Earnings (loss) per share from discontinued operations
Basic	$—	$0.07	$(0.13)
Diluted	$—	$0.06	$(0.12)

Earnings per share
Basic	$1.72	$1.58	$0.82
Diluted	$1.70	$1.56	$0.82

Weighted average common shares outstanding
Basic	54,049	54,336	56,680
Diluted	54,485	54,862	57,117

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended August 31,
	2025	2024	2023
Net earnings	$92,749	$85,749	$46,561
Other comprehensive income, net of tax
Foreign currency translation adjustments	10,154	3,053	12,887
Pension and other postretirement benefit plans	2,096	1,207	1,239
Cash flow hedges	14	552	(375)
Total other comprehensive income, net of tax	12,264	4,812	13,751
Comprehensive income	$105,013	$90,561	$60,312

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 31,
	2025	2024
A S S E T S
Current assets
Cash and cash equivalents	$151,558	$167,094
Accounts receivable, net	106,085	104,335
Inventories, net	78,774	72,887
Other current assets	39,701	27,942
Total current assets	376,118	372,258
Property, plant and equipment, net	53,275	40,285
Goodwill	289,787	269,597
Other intangible assets, net	46,942	36,058
Other long-term assets	61,745	59,130
Total assets	$827,867	$777,328

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Current maturities of long-term debt	$7,500	$5,000
Trade accounts payable	42,944	43,368
Accrued compensation and benefits	28,108	25,856
Income taxes payable	5,425	5,321
Other current liabilities	53,125	49,848
Total current liabilities	137,102	129,393
Long-term debt, net	182,168	189,503
Deferred income taxes	6,192	3,696
Pension and postretirement benefit liabilities	7,147	10,073
Other long-term liabilities	61,564	52,684
Total liabilities	394,173	385,349
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 52,946,336 and 54,234,660 shares, respectively	10,589	10,847
Additional paid-in capital	243,137	235,660
Retained earnings	284,102	261,870
Accumulated other comprehensive loss	(104,134)	(116,398)
Stock held in trust	(3,542)	(3,777)
Deferred compensation liability	3,542	3,777
Total shareholders' equity	433,694	391,979
Total liabilities and shareholders' equity	$827,867	$777,328

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended August 31,
	2025	2024	2023
Operating Activities
Net earnings	$92,749	$85,749	$46,561
Less: Earnings from discontinued operations, net of income taxes	—	3,542	(7,088)
Net earnings from continuing operations	92,749	82,207	53,649
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	147	(6,155)
Depreciation and amortization	15,674	13,275	16,313
Stock-based compensation expense	13,016	10,931	8,574
Deferred income taxes	(186)	435	460
Amortization of debt issuance costs	586	586	902
Provision for bad debts	949	327	803
Other non-cash expenses	1,111	108	1,569
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	3,432	(6,479)	5,169
Inventories	(3,207)	3,577	4,539
Trade accounts payable	(4,222)	(7,445)	(21,867)
Prepaid expenses and other assets	(15,583)	2,183	(3,764)
Income tax accounts	1,730	4,548	9,933
Accrued compensation and benefits	1,539	(7,198)	11,288
Other accrued liabilities	3,696	(13,186)	(2,840)
Cash provided by operating activities - continuing operations	111,284	84,016	78,573
Cash used in operating activities - discontinued operations	—	(2,697)	(970)
Cash provided by operating activities	111,284	81,319	77,603

Investing Activities
Capital expenditures	(19,340)	(11,411)	(9,400)
Cash paid for business acquisitions, net of cash acquired	(26,661)	—	—
Proceeds from sale of property, plant and equipment	—	—	685
Working capital adjustment from sale of business assets	—	(1,133)	—
Purchase of business assets	—	(1,402)	—
Proceeds from sale of business, net of transaction costs	—	—	20,057
Cash (used in) investing activities	(46,001)	(13,946)	11,342

Financing Activities
Borrowings on revolving credit facility	14,421	62,743	69,000
Principal repayments on revolving credit facility	(14,421)	(78,743)	(53,000)
Principal repayments on term loan	(5,000)	(3,750)	(1,250)
Proceeds from issuance of term loan	—	—	200,000
Payment for redemption of revolver	—	—	(200,000)
Swingline (repayments), net	—	—	(4,000)
Payment of debt issuance costs	—	—	(2,486)
Purchase of treasury shares	(68,742)	(38,354)	(57,662)
Stock options, taxes paid related to the net share settlement of equity awards and other	(5,548)	4,016	(1,458)
Payment of cash dividend	(2,167)	(2,178)	(2,274)
Cash used in financing activities	(81,457)	(56,266)	(53,130)

Effect of exchange rate changes on cash	638	1,572	(2,099)
Net (decrease) increase from cash and cash equivalents	(15,536)	12,679	33,716
Cash and cash equivalents - beginning of period	167,094	154,415	120,699
Cash and cash equivalents - end of period	$151,558	$167,094	$154,415

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2022	83,397	$16,679	$212,986	$(742,844)	$966,751	$(134,961)	$(3,209)	$3,209	$318,611
Net earnings	—	—	—	—	46,561	—	—	—	46,561
Other comprehensive loss, net of tax	—	—	—	—	—	13,751	—	—	13,751
Stock contribution to employee benefit plans and other	9	2	191	—	—	—	—	—	193
Vesting of equity awards	273	54	(54)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,200)	—	—	—	(2,200)
Stock based compensation expense	—	—	8,699	—	—	—	—	—	8,699
Stock option exercises	43	8	965	—	—	—	—	—	973
Tax effect related to net share settlement of equity awards	—	—	(2,624)	—	—	—	—	—	(2,624)
Stock issued to, acquired for and distributed from rabbi trust	39	9	309	—	—	—	(275)	275	318
Treasury stock repurchased	—	—	—	(57,662)	—	—	—	—	(57,662)
Balance at August 31, 2023	83,761	16,752	220,472	(800,506)	1,011,112	(121,210)	(3,484)	3,484	326,620
Net earnings	—	—	—	—	85,749	—	—	—	85,749
Other comprehensive loss, net of tax	—	—	—	—	—	4,812	—	—	4,812
Stock contribution to employee benefit plans and other	7	2	227	—	—	—	—	—	229
Vesting of equity awards	238	47	(47)	—	—	—	—	—	—
Cash dividend ($0.04 per share)		—	—	—	(2,148)	—	—	—	(2,148)
Stock based compensation expense	—	—	10,931	—	—	—	—	—	10,931
Stock option exercises	281	56	6,851	—	—	—	—	—	6,907
Tax effect related to net share settlement of equity awards	—	—	(3,122)	—	—	—	—	—	(3,122)
Stock issued to, acquired for and distributed from rabbi trust	30	7	348	—	—	—	(293)	293	355
Treasury stock repurchased	—	—	—	(38,354)	—	—	—	—	(38,354)
Treasury stock retired	(30,082)	(6,017)	—	838,860	(832,843)	—	—	—	—
Balance at August 31, 2024	54,235	10,847	235,660	—	261,870	(116,398)	(3,777)	3,777	391,979
Net earnings	—	—	—	—	92,749	—	—	—	92,749
Other comprehensive loss, net of tax	—	—	—	—	—	12,264	—	—	12,264
Stock contribution to employee benefit plans and other	10	2	606	—	—	—	—	—	608
Vesting of equity awards	277	56	(56)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2,115)				(2,115)
Stock based compensation expense	—	—	13,016	—	—	—	—	—	13,016
Stock option exercises	106	21	1,713	—	—	—	—	—	1,734
Tax effect related to net share settlement of equity awards	—	—	(7,889)	—	—	—	—	—	(7,889)
Stock issued to, acquired for and distributed from rabbi trust	17	3	87	—	—	—	235	(235)	90
Treasury stock repurchased and retired	(1,699)	(340)	—	—	(68,402)	—	—	—	(68,742)
Balance at August 31, 2025	52,946	$10,589	$243,137	$—	$284,102	$(104,134)	$(3,542)	$3,542	$433,694
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
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead. A portion of inventory is recorded on the first-in, first-out or average cost method and is stated at the lower of cost or net realizable value. A portion of U.S. owned inventory is determined using the last-in, first-out (“LIFO”) method (47.3% and 48.7% of total inventories as of August 31, 2025 and 2024, respectively). If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $18.1 million and $17.8 million at August 31, 2025 and 2024, respectively. During the fiscal year ended August 31, 2025, the Company experienced a liquidation of LIFO inventory layers, which resulted in a decrease in cost of goods sold and a corresponding increase in pre-tax income of approximately $3.7 million. This increase in income is attributable to the liquidation of inventory carried at lower historical costs.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets which are rented to customers of the IT&S segment. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Depreciation expense was $10.1 million, $10.0 million and $11.2 million for the years ended August 31, 2025, 2024 and 2023, respectively. The following is a summary of the Company's components of property, plant and equipment (in thousands):

	August 31,
	2025	2024
Land, buildings and improvements	$27,272	$14,670
Machinery and equipment	152,138	145,604
Gross property, plant and equipment	179,410	160,274
Less: Accumulated depreciation	(126,135)	(119,989)
Property, plant and equipment, net	$53,275	$40,285
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
The Company’s goodwill is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In conducting the annual impairment test for goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not (greater than 50% likelihood) the fair value of any reporting unit is less than its carrying amount. If a qualitative assessment determines an impairment is more likely than not, we are required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, we may elect to proceed directly to the quantitative impairment test. When a quantitative test is deemed necessary, the Company estimates fair value for its reporting units using a fair value method based on management’s judgments and assumptions. In estimating the fair value, the Company utilizes a discounted cash flow model, which is dependent on a number of assumptions, most significantly forecasted revenues and operating profit margins, and the weighted average cost of capital, or a market value approach if appropriate information is available as of the goodwill impairment assessment date. The estimated fair value of the reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recorded and should not exceed the total amount of goodwill allocated to the reporting unit. Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by the Company to determine if an impairment charge is required. A considerable amount of management judgment is required in performing impairment tests, principally in determining the fair value of each reporting unit and the indefinite-lived intangible assets
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for fiscal 2025 and 2024 (in thousands):

	August 31,
	2025	2024
Beginning balance	$534	$856
Provision for warranties	1,173	371
Warranty payments and costs incurred	(1,056)	(699)
Warranty activity for acquired businesses	381	—
Impact of changes in foreign currency rates	58	6
Ending balance	$1,090	$534
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
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or other security for receivables and provides for an allowance for credit losses based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for credit losses of $3.8 million and $15.9 million at August 31, 2025 and 2024, respectively. During fiscal 2025 the Company wrote off approximately$12.9 million in credit loss allowances related to charges that were incurred prior to fiscal 2023.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
Research and Development Costs: Research and development costs consist primarily of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $14.5 million, $12.4 million and $9.0 million in fiscal 2025, 2024 and 2023, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $1.6 million, $2.1 million and $2.1 million in fiscal 2025, 2024 and 2023, respectively.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $2.3 million, $2.5 million and $2.6 million for fiscal 2025, 2024 and 2023, respectively.
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
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss (in thousands):

	August 31,
	2025	2024
Foreign currency translation adjustments	$89,061	$99,215
Pension and other postretirement benefit plans	15,091	17,187
Cash flow hedges	(18)	(4)
Accumulated other comprehensive loss	$104,134	$116,398
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
costs to the different sales categories and the resulting ratio of cost of sales to net sales by category. Because the sales mix heavily favors the product category, a change in the mix of cost of sales between the sales categories would have a more significant impact on the ratio of cost of sales to net sales for the service & rental category.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09 “Income Taxes (Topic 470): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-3 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Year-Ended August 31,
	2025	2024	2023
Revenues recognized at point in time	$472,710	$456,890	$482,506
Revenues recognized over time	144,189	132,620	115,698
Total	$616,899	$589,510	$598,204

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	August 31,
	2025	2024
Receivables, which are included in accounts receivable, net	106,085	104,335
Contract assets, which are included in other current assets	11,759	4,531
Contract liabilities, which are included in other current liabilities	3,422	2,329
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for credit losses. The Company maintains an allowance for credit losses for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that will not be collected in the future and records the appropriate provision. The allowance for credit losses was $3.8 million and $15.9 million at August 31, 2025 and 2024, respectively.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of August 31, 2025, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that $3.4 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 3. ASCEND Transformation Program
In March 2022, the Company announced the start of its ASCEND transformation program. ASCEND’s key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative ("SG&A") expense by better leveraging resources to create a more efficient and agile organization.
The following summarizes ASCEND transformation charges (in thousands):

	2024	2023	Program to Completion
ASCEND Expense recorded in Cost of products sold	$1,018	$924	$1,948
ASCEND Expense recorded in SG&A expenses	6,029	34,495	54,134
Total ASCEND Expense	7,047	35,419	56,082
Recorded with Restructuring charges	7,843	7,719	18,612
Total ASCEND Transformation Charges	$14,890	$43,138	$74,694
The ASCEND program was completed as of August 31, 2024, with total program costs of $74.7 million, of which $18.6 million was restructuring charges. The restructuring charges incurred were predominately severance and other employee-related costs (see Note 4, "Restructuring Charges").
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
For the years ended August 31, 2024 and 2023, the Company recorded $7.8 million and $7.7 million, respectively, of restructuring charges associated with the ASCEND transformation program, inclusive of the Other Segment. No restructuring charges associated with the ASCEND transformation program were recorded for the year ended August 31, 2025 as the ASCEND program ended at August 31, 2024, with a total restructuring charge of $18.6 million.
The following summarizes ASCEND restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Year Ended August 31, 2025
	IT&S	Corporate
Balance as of August 31, 2024	$3,527	$197
Cash payments	(3,510)	(197)
Impact of changes in foreign currency rates	(17)	—
Balance as of August 31, 2025	$—	$—

	Year Ended August 31, 2024
	IT&S	Corporate
Balance as of August 31, 2023	$2,238	$74
Restructuring charges	7,244	552
Cash payments	(5,352)	(429)
Other non-cash uses of reserve	(635)	—
Impact of changes in foreign currency rates	32	—
Balance as of August 31, 2024	$3,527	$197

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
During the third quarter of fiscal 2025, in light of the soft market conditions and in an effort to continue increasing the efficiency of its selling, general and administrative spend, the Company incurred restructuring costs of $5.9 million, of which approximately three-quarters was related to personnel actions and the remainder were charges associated with the Company's former headquarters location. Liabilities for severance are generally to be paid within twelve months.

The following summarizes Fiscal 2025 Restructuring Plan restructuring reserve activity for the IT&S segment and Corporate (in thousands):

	Year Ended August 31, 2025
	IT&S	Corporate
Balance as of August 31, 2024	$—	$—
Restructuring charges	2,493	3,369
Cash payments	(810)	(25)
Other non-cash uses of reserve	—	(1,970)
Impact of changes in foreign currency rates	23	5
Balance as of August 31, 2025	$1,706	$1,379
Note 5.  Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. ("DTA"), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is contingent upon the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. The acquisition was funded with both cash on hand and borrowings from our existing credit facility. The Company recorded a liability of €2.3 million related to the potential earn-out payment and recognized $15.0 million of intangible assets made up of amortizable assets including $1.7 million in tradenames amortizable over three years, $3.6 million in customer relationship amortizable over fourteen years and $9.8 million in developed technology over seven years. Management has estimated the fair value of the earn-out liability to be €2.5 million as of August 31, 2025. The Company has finalized the fair value of assets and liabilities acquired as of August 31, 2025. There were no material adjustments to the preliminary fair value allocation upon finalization.
The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded to goodwill. The value of the assets acquired and liabilities assumed as of the acquisition date were as follows (in thousands):

Current assets	$6,299
Property, plant and equipment	2,841
Intangible assets	14,977
Goodwill	14,684
Long-term assets	400
Total assets acquired	39,201

Current liabilities	(6,977)
Long-term liabilities	(5,563)
Net assets acquired	$26,661
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
The following represents the detail of "Earnings (loss) from discontinued operations, net of income taxes" within the Consolidated Statements of Earnings (in thousands):

	Year Ended August 31,
	2024	2023
Selling, general and administrative (benefit) expenses	$(6,054)	$10,069
Impairment & divestiture charges	—	(1,530)
Operating income (loss)	6,054	(8,539)
Other income, net	—	372
Earnings (loss) before income tax expense	6,054	(8,911)
Income tax expense (benefit)	2,512	(1,823)
Earnings (loss) from discontinued operations, net of income taxes	3,542	(7,088)
Other Divestiture Activities
On July 11, 2023, the Company completed the sale of the Cortland Industrial business, which had been included in the Other operating segment, for net cash proceeds of $20.1 million. In connection with the completion of the sale, the Company recorded a net gain of $6.0 million, inclusive of $0.1 million of purchase price from the customary finalization of working capital negotiations in the first quarter of fiscal 2024.The historical results of the Cortland Industrial business (which had net sales of $22.7 million for the year ended August 31, 2023) are not material to the consolidated financial results.
Note 7.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2025 and 2024 by operating segment are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2023	$255,285	$11,209	$266,494
Impact of changes in foreign currency rates	3,103	—	3,103
Balance as of August 31, 2024	258,388	11,209	269,597
DTA Acquisition	14,684	—	14,684
Impact of changes in foreign currency rates	5,506	—	5,506
Balance as of August 31, 2025	$278,578	$11,209	$289,787
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	Weighted Average Amortization Period (Year)	August 31, 2025			August 31, 2024
		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$115,055	$104,083	$10,972	$109,582	$99,530	$10,052
Patents	12	11,193	9,796	1,397	9,916	9,408	508
Developed Technology	7	10,283	1,469	8,814	—	—	—
Trademarks and tradenames	7	7,291	3,100	4,191	2,764	2,308	456
Indefinite lived intangible assets:
Tradenames	N/A	21,568	—	21,568	25,042	—	25,042
		$165,390	$118,448	$46,942	$147,304	$111,246	$36,058
The Company estimates amortization expense for future years to be: $5.8 million in fiscal 2026, $5.7 million in fiscal 2027, $3.6 million in fiscal 2028, $3.5 million in fiscal 2029, $2.6 million in fiscal 2030, $2.0 million in fiscal 2031 and $2.3 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
In conjunction with our annual goodwill impairment assessment, the Company did not record any charges in fiscal 2025 or 2024.
Note 8.    Debt
The following is a summary of the Company’s indebtedness (in thousands):

	August 31,
	2025	2024
Senior Credit Facility
Revolver	—	—
Term Loan	190,000	195,000
Total Senior Indebtedness	190,000	195,000
Less: Current maturities of long-term debt	(7,500)	(5,000)
Debt issuance costs	(332)	(497)
Total long-term debt, less current maturities	$182,168	$189,503
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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the facility at August 31, 2025.
At August 31, 2025, there were $190.0 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $399.2 million available for borrowing under the revolving line of credit facility after reduction for $0.8 million of outstanding letters of credit issued under the facility.
Cash Paid for Interest
The Company made cash net interest payments of $8.8 million, $12.4 million and $10.6 million in fiscal 2025, 2024 and 2023, respectively.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2025 and 2024 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million and a net liability of $0.3 million at August 31, 2025 and 2024, respectively.
The fair value of the Company's interest rate swap and net investment hedge was an asset of less than $0.1 million and a liability of $4.7 million at August 31, 2025 and an asset of $0.1 million and a liability of $1.6 million at August 31, 2024 (see

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 10, “Derivatives” for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 10.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $10.3 million and $15.6 million at August 31, 2025 and 2024, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million and net liability of $0.3 million at August 31, 2025 and 2024, respectively. Net foreign currency loss (gain) (included in "Other expense, net" in the Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Year Ended August 31,
	2025	2024	2023
Foreign currency (gain) loss	$(45)	$863	$945
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of less than $0.1 million and net loss of $0.5 million for the years ended August 31, 2025 and 2024, respectively, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net loss of $3.6 million and $0.3 million for the years ended August 31, 2025 and 2024, respectively, is recorded in other comprehensive income (loss).
Note 11.    Leases
As of August 31, 2025, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have significant finance leases during the year ended August 31, 2025. Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The components of lease costs for the year ended August 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended August 31,
	2025	2024	2023
Operating lease cost	$12,299	$12,610	$13,155
Short-term lease cost	1,668	2,042	2,318
Variable lease cost	2,956	2,850	4,411
Supplemental cash flow and other information related to leases for the year ended August 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended August 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,546	$12,119	$13,153

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	6,183	3,075	1,654
Supplemental balance sheet information related to leases at August 31, 2025 and 2024 were as follows (in thousands):

	August 31,
	2025	2024
Operating leases:
Other long-term assets	$35,426	$32,961

Other current liabilities	$9,864	$9,464
Other long-term liabilities	$28,215	$25,154
Total operating lease liabilities	$38,079	$34,618

Weighted Average Remaining Lease Term:
Operating leases	6.6 years	7.0 years

Weighted Average Discount Rate:
Operating leases	5.7%	5.5%
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2025 is as follows (in thousands):

2026	$10,924
2027	7,999
2028	6,809
2029	5,140
2030	4,117
Thereafter	12,166
Total minimum lease payments	47,155
Less imputed interest	(9,076)
Present value of net minimum lease payments	$38,079

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 12.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date (in thousands):

	August 31,
	2025	2024
Reconciliation of benefit obligations
Benefit obligation at beginning of year	$32,856	$33,204
Interest cost	1,565	1,716
Actuarial (loss) gain	(872)	1,273
Benefits paid	(3,368)	(3,337)
Benefit obligation at end of year	$30,181	$32,856
Reconciliation of plan assets
Fair value of plan assets at beginning of year	$28,454	$28,530
Actual return on plan assets	1,626	2,839
Company contributions	1,241	421
Benefits paid from plan assets	(3,368)	(3,336)
Fair value of plan assets at end of year	27,953	28,454
Funded status of the plans (underfunded)	$(2,228)	$(4,402)
The following table provides detail on the Company’s domestic net periodic benefit expense (in thousands):

	Year ended August 31,
	2025	2024	2023
Interest cost	$1,565	$1,716	$1,694
Expected return on assets	(1,694)	(1,743)	(1,984)
Amortization of actuarial loss	1,349	928	878
Net periodic benefit expense	$1,220	$901	$588
As of August 31, 2025 and 2024, $14.7 million and $16.3 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2026, $1.2 million of these actuarial losses are expected to be recognized in net periodic benefit cost.
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	Year ended August 31,
	2025	2024	2023
Assumptions for benefit obligations:
Discount rate	5.20%	5.00%	5.40%
Assumptions for net periodic benefit cost:
Discount rate	5.00%	5.40%	4.75%
Expected return on plan assets	6.20%	5.70%	5.70%
The Company's objective for its pension plan is to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. In fiscal 2025 and fiscal 2024, the plan assets were invested in a mix of 50% duration-matched fixed income securities and 50% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2025, the Company’s overall expected long-

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
term rate of return for assets in U.S. pension plans was 6.35%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market and our 50% investment mix between fixed income and equity securities.
The U.S. pension plan investment allocations by asset category were as follows (dollars in thousands):

	August 31,
	2025	%	2024	%
Cash and cash equivalents	$—	—%	$—	—%
Income receivable	—	—	46	0.2
Fixed income securities:
U.S. Treasury Securities	2,471	8.8	3,320	11.7
Corporate Bonds	—	—	—	—
Mutual funds	12,120	43.4	12,095	42.5
	14,591	52.2	15,415	54.2
Equity securities:
Mutual funds	13,362	47.8	12,993	45.6
Total plan assets	$27,953	100%	$28,454	100%
The fair value of mutual funds are based on unadjusted quoted market prices and therefore are classified as Level 1 within the fair value hierarchy under US GAAP. U.S. Treasury Securities and Corporate Bonds are valued using Level 2 inputs, as defined in Note 8, “Fair Value Measurements.”
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $3.0 million for fiscal 2026, $3.1 million for fiscal 2027, $3.0 million for fiscal 2028, $2.9 million for fiscal 2029, $2.8 million for fiscal 2030 and $12.1 million in aggregate for the following five years. The Company plans to make a contribution of $0.8 million to the U.S. pension plans in September of fiscal 2026. The Company did not make a contribution to the plan in fiscal 2025 or fiscal 2024.
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

	August 31,
	2025	2024
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$8,510	$8,085
Employer service costs	71	144
Interest cost	352	344
Actuarial gain	(873)	(1)
Benefits paid	(294)	(261)
Currency impact	400	199
Benefit obligation at end of year	$8,166	$8,510
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$6,495	$6,196
Actual return on plan assets	(90)	323
Company contributions	58	69
Benefits paid from plan assets	(294)	(261)
Currency impact	280	168
Fair value of plan assets at end of year	6,449	6,495
Funded status of the plans (underfunded)	$(1,717)	$(2,014)

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following table provides detail on the Company’s foreign net periodic benefit expense (in thousands):

	Year ended August 31,
	2025	2024	2023
Employer service costs	$71	$144	$60
Interest cost	352	344	306
Expected return on assets	(275)	(252)	(245)
Amortization of net prior service credit	4	4	3
Amortization of net loss	24	21	10
Settlement	—	—	37
Net periodic benefit expense	$176	$261	$171
The weighted average discount rate utilized for determining the benefit obligation at August 31, 2025 and 2024 was 4.7% and 4.1%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.2%. During fiscal 2026, the Company does not anticipate contributing to these pension plans.
Projected benefit payments to participants in these foreign plans are $0.3 million for each of fiscal 2026 and fiscal 2027; and $0.4 million for each of fiscal 2028, fiscal 2029 and fiscal 2030 and $2.6 million in aggregate for the five years thereafter.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $1.5 million and $1.6 million at August 31, 2025 and 2024, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 6.5%, trending downward to 5.0% by fiscal 2026, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of less than $0.1 million for each of the years ended August 31, 2025, 2024 and 2023. Benefit payments from the plan are funded through participant contributions and Company contributions. Benefit payments are projected to be $0.2 million in fiscal 2026.
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
While contributions vary, the Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of the end of the plan year. The discretionary contribution has a three-year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2025. Expense recognized related to the 401(k) plan totaled $2.0 million for each of fiscal 2025 and 2024, and $2.1 million for the fiscal 2023.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $0.7 million and $0.9 million obligation at August 31, 2025 and 2024, respectively. Expense recognized for the SERP Plan was $0.2 million in fiscal 2025, and $0.2 million in each of fiscal 2024 and fiscal 2023.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation and restricted stock units vesting in order to provide future savings benefits. Eligibility is limited to employees who earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, a defined set of mutual funds, and/or, with respect to deferrals of restricted stock units, in Company common stock. The fixed income and mutual fund portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $6.6 million and $9.3 million are included in the Consolidated Balance Sheets at August 31, 2025 and 2024, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in "Financing costs, net" of $0.6 million, $0.9 million and $0.9

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
million for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, for the non-funded return on participant deferrals. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Because no investment diversification is permitted within the trust, changes in fair value of the Company's common stock are not recognized.
Note 13.    Income Taxes
Earnings before income taxes from continuing operations, are summarized as follows (in thousands):

	Year Ended August 31,
	2025	2024	2023
Domestic	$70,722	$59,688	$26,442
Foreign	50,007	45,831	42,456
	$120,729	$105,519	$68,898
Both domestic and foreign pre-tax earnings from continuing operations are impacted by changes in operating earnings, acquisition and divestiture activities, restructuring charges and the related benefits, growth investments, debt levels and the impact of changes in foreign currency exchange rates. In fiscal 2025, domestic earnings did not include impairment and other divestiture charges. In fiscal 2024, domestic earnings included $0.1 million of non-cash impairment and other divestiture charges, and fiscal 2023 results included $6.2 million of impairment and divestiture benefits. Substantially all of the non-cash impairment and other divestiture charges (benefits) did not result in a tax expense (benefit).
Income tax expense from continuing operations is summarized as follows (in thousands):

	Year ended August 31,
	2025	2024	2023
Currently payable:
Federal	$14,993	$10,106	$5,181
Foreign	12,341	11,599	9,240
State	832	1,172	319
	28,166	22,877	14,740
Deferred:
Federal	16	(1,086)	(2,935)
Foreign	(634)	2,630	3,806
State	432	(1,109)	(362)
	(186)	435	509
Income tax expense	$27,980	$23,312	$15,249

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table:

	Year ended August 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of Federal effect	0.2	1.3	0.7
Tax on foreign earnings (1)	3.3	4.2	6.0
Foreign derived intangible income deduction	(1.9)	(2.3)	(3.1)
Compensation adjustment	0.7	2.0	1.5
Valuation allowance additions and releases	—	(4.1)	(0.8)
Changes in liability for unrecognized tax benefits	0.2	(1.3)	(0.1)
Repatriation of foreign earnings	(0.7)	1.6	—
Taxable liquidation of subsidiaries	—	—	0.1
Foreign non-deductible expenses	—	0.3	1.7
Changes in tax rates	—	—	(2.0)
Audits and adjustments (2)	0.3	0.4	(2.9)
Research and development tax credit	(0.4)	(0.6)	(0.7)
Other items	0.5	(0.4)	0.7
Effective income tax rate	23.2%	22.1%	22.1%
(1) The Company generated $3.0 million, $3.4 million and $2.6 million of withholding tax and U.S. tax on non-U.S. earnings, net of foreign tax credits for fiscal 2025, 2024 and 2023, respectively.
(2) During both fiscal 2025 and fiscal 2024, the Company generated a $0.4 million tax expense related to audits and adjustments as compared to a tax benefit of $2.0 million for fiscal 2023.
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items (in thousands):

	August 31,
	2025	2024
Deferred income tax assets:
Operating loss and tax credit carryforwards	$37,504	$73,406
Compensation related liabilities	4,855	4,440
Postretirement benefits	3,204	4,628
Inventory	768	977
Lease liabilities	9,451	8,063
Research and development capitalization	10,563	8,683
Book reserves and other items	6,785	5,096
Total deferred income tax assets	73,130	105,293
Valuation allowance	(27,734)	(57,743)
Net deferred income tax assets	45,396	47,550
Deferred income tax liabilities:
Depreciation and amortization	(26,847)	(25,920)
Lease assets	(9,021)	(7,918)
Other items	(2,065)	(2,716)
Deferred income tax liabilities	(37,933)	(36,554)
Net deferred income tax asset (1)	$7,463	$10,996
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $13.7 million and $14.7 million for fiscal 2025 and 2024, respectively, is included in "Other long-term assets" and a liability of $6.2 million and $3.7 million for fiscal 2025 and 2024, respectively, is included in "Deferred income taxes".

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The Company has $54.3 million and $2.5 million of gross state net operating loss and credit carryforwards, respectively, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2045. The Company also has $108.8 million and $7.8 million of foreign loss and credit carryforwards, respectively, and $1.4 million of U.S. credit carryforwards, which are available to reduce certain future foreign and U.S. tax liabilities. The majority of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2035. The U.S. credit carryforwards expire at various times through 2035. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.
In general, the Company’s practice is to reinvest the earnings of its non-U.S. subsidiaries within those operations. Routinely, the Company analyzes the factors surrounding global cash needs and future cash utilization and determines if there are any exceptions. As of August 31, 2025, certain jurisdictions met this exception. On the undistributed foreign earnings of $6.5 million that are no longer permanently reinvested outside of the United States, the Company recorded a deferred tax liability of $0.9 million. If all remaining undistributed earnings were remitted, an additional income tax provision of $0.6 million would have been necessary as of August 31, 2025.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	2025	2024	2023
Beginning balance	$13,713	$14,754	$15,380
Increases based on tax positions related to the current year	621	1,771	279
Increase for tax positions taken in a prior period	748	201	—
Decrease for tax positions taken in a prior period	(1,060)	—	(56)
Decrease due to lapse of statute of limitations	(620)	(3,054)	(951)
Decrease due to settlements	(69)	—	—
Changes in foreign currency exchange rates	107	41	102
Ending balance	$13,440	$13,713	$14,754
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2025, 2024 and 2023, the Company recognized $5.7 million, $5.0 million and $5.2 million, respectively, for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2013. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $2.2 million throughout fiscal 2026.
Cash paid for income taxes, net of refunds, totaled $26.6 million, $23.8 million and $2.7 million during the years ended August 31, 2025, 2024 and 2023, respectively.
Note 14.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2025 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 52,946,336 shares were issued and outstanding; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock under publicly announced share repurchase programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 31,781,381 shares of common stock for $907.6 million. In March 2022, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of 10,000,000 shares of the Company's outstanding common stock. In December 2023, the Company's Board of Directors authorized the retirement of the Company's repurchased shares. The Company repurchased 1,309,466 shares for $38.4 million in the year ended August 31, 2024 and 1,699,200 shares for $68.7 million in the year ended August 31, 2025. All shares repurchased have been retired. At August 31, 2025, the maximum number of shares that may yet be purchased under the program is 1,017,849 shares.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
On October 10, 2025, the Company's Board of Directors authorized the repurchase of the Company's common stock for up to an aggregate amount of $200 million, expiring on October 31, 2029 or earlier as may be determined by the Company's Board of Directors or an authorized committee. The new share repurchase authorization replaces the prior authorization except to the extent of purchases under the Company's Rule 10b5-1 plan then in place.
Earnings Per Share
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended August 31,
	2025	2024	2023
Numerator:
Net earnings from continuing operations	$92,749	$82,207	$53,649
Earnings from discontinued operations, net of income taxes	—	3,542	(7,088)
Net earnings	$92,749	$85,749	$46,561
Denominator:
Weighted average common shares outstanding - basic	54,049	54,336	56,680
Net effect of dilutive securities - stock based compensation plans	436	526	437
Weighted average common shares outstanding - diluted	54,485	54,862	57,117

Earnings per share from continuing operations
Basic	$1.72	$1.51	$0.95
Diluted	$1.70	$1.50	$0.94

Earnings (loss) per share from discontinued operations
Basic	$—	$0.07	$(0.13)
Diluted	$—	$0.06	$(0.12)

Earnings per share:
Basic	$1.72	$1.58	$0.82
Diluted	$1.70	$1.56	$0.82

Anti-dilutive securities- stock based compensation plans (excluded from earnings per share calculation)	130	96	891
Note 15.    Stock Plans
Share based awards may be granted to key employees and directors under the Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020) (the “Plan”). A total of 7,825,000 shares of Class A common stock have been authorized for issuance under the Plan plus shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of awards under our previously registered stock plans outstanding at the time the Plan was first approved by the Company's shareholders. At August 31, 2025, 2,577,263 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock units and performance shares to employees and directors. Under the Plan, options may have a maximum term of ten years and an exercise price per share no less than 100% of the fair market value of the Company’s common stock at the date of grant. No Options have been granted under Plan. The Company’s restricted stock grants generally vest, subject to continued employment, in equal annual installments over a three-year period. The awards of performance shares generally include a three-year performance period and vest at the end of the period, subject to continued employment. The awards of performance shares granted in fiscal 2025, fiscal 2024 and fiscal 2023 generally provide for payout based 33.34% on the relative total shareholder return metric, 33.33% on the Company's adjusted earnings per share and 33.33% on the Company's three-year average return on invested capital. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of restricted stock units and performance shares activity during fiscal 2025 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding on August 31, 2024	879,865	$25.50
Granted	328,038	41.33
Forfeited	(43,472)	32.21
Vested	(506,708)	23.28
Outstanding on August 31, 2025	657,723	$34.66

A summary of stock option activity during fiscal 2025 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on September 1, 2024	225,849	$25.81
Granted	—	—
Exercised	(74,816)	23.09
Forfeited	(24,862)	30.85
Expired	—	—
Outstanding on August 31, 2025	126,171	$26.42	1.3	$2,008,202
Exercisable on August 31, 2025	126,171	$26.42	1.3	$2,008,202
Intrinsic value is the difference between the market value of the stock at August 31, 2025 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the total intrinsic value of options exercised and cash receipts from options exercised is summarized below (in thousands, except per share amounts):

	Year Ended August 31,
	2025	2024	2023
Intrinsic value of options exercised	$1,707	$2,946	$169
Cash receipts from exercise of options	1,734	6,902	973
The Company generally records compensation expense over the vesting period for restricted stock unit awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 12% for the years ended August 31, 2025, 2024 and 2023. The fair value of Performance Shares with market vesting conditions utilize a Monte Carlo simulation model while those with performance vesting conditions have a fair value based on market price on the date of grant with updates made periodically to the amount of expense recognized based on our assessment of the performance condition being met with a range of attainment between 0% and 200%.
As of August 31, 2025, there was $9.9 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock units and Performance Shares, which will be recognized over a weighted average period of 1.7 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2025 and 2024 was $11.8 million and $8.3 million, respectively.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the Company’s segments. The measures regularly reviewed by our CODM include segment sales, segment operating profit and segment operating profit margin. Our CODM uses these financial measures, to evaluate and allocate capital and company resources as critical determinants of segment performance. In addition, these metrics are used to monitor forecasted to actual and budgeted results to benchmark to our peers. The following table includes segment sales, significant expense items and segment operating profit as viewed by the CODM for the years ended August 31, 2025, 2024, and 2023.

	Year Ended August 31,
	2025	2024	2023
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$479,001	$455,647	$447,603
Service & Rental	116,824	115,506	107,575
IT&S Segment	595,825	571,153	555,178

Other Segment	21,074	18,357	43,026
	$616,899	$589,510	$598,204

Cost of Products Sold
IT&S Segment	$295,335	$278,602	$274,783
Other Segment	9,661	8,950	26,546
Corporate	74	947	1,836
	305,070	288,499	303,165

Gross Profit
IT&S Segment	300,490	292,551	280,395
Other Segment	11,413	9,407	16,480
Corporate	(74)	(947)	(1,836)
	311,829	301,011	295,039

Selling, General and Administrative Expenses
IT&S Segment	128,724	129,365	135,797
Other Segment	5,350	4,964	9,962
General Corporate	32,846	34,236	59,305
	166,920	168,565	205,064

Amortization of Intangible Assets
IT&S Segment	5,404	3,280	3,297
Other Segment	—	—	1,719
General Corporate	172	32	96
	5,576	3,312	5,112

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended August 31,
	2025	2024	2023
Restructuring Charges
IT&S Segment	2,493	6,801	5,418
Other Segment	—	47	—
General Corporate	3,369	552	1,678
	5,862	7,400	7,096

Impairment & Divestiture Charges
Other Segment	—	147	(6,155)
	—	147	(6,155)

Operating Profit (Loss)
IT&S Segment	163,869	153,105	135,883
Other Segment	6,063	4,249	10,954
Corporate	(36,461)	(35,767)	(62,915)
	133,471	121,587	83,922

Operating Profit %
IT&S Segment	27.5%	26.8%	24.5%
Other Segment	28.8%	23.1%	25.5%

Capital Expenditures:
IT&S Segment	8,906	6,079	7,779
Other Segment	434	561	599
Corporate	10,000	4,771	1,022
	$19,340	$11,411	$9,400

	August 31,
	2025	2024
Assets:
IT&S Segment	$672,123	$613,797
Other Segment	25,294	26,533
Corporate	130,450	136,998
	$827,867	$777,328
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize net sales and property, plant and equipment by geographic region (in thousands):

	Year Ended August 31,
	2025	2024	2023
Net Sales:
United States of America	$229,026	$220,689	$231,093
United Kingdom	36,933	36,290	34,085
Germany	29,532	34,700	29,926
Saudi Arabia	26,699	23,113	25,762
Brazil	25,170	22,769	20,523
Canada	25,010	19,248	29,643
Australia	23,382	22,165	28,607
China	17,658	16,258	14,081
Netherlands	17,525	15,737	11,044
All Other	185,964	178,541	173,440
	$616,899	$589,510	$598,204

	August 31,
	2025	2024
Property, Plant and Equipment, net:
United States of America	$26,075	$18,150
United Kingdom	8,749	7,599
Spain	5,042	1,560
UAE	3,285	3,130
Brazil	2,971	2,870
Netherlands	2,924	2,547
All other	4,229	4,429
	$53,275	$40,285
The Company’s largest customer accounted for approximately 3% of sales in each of the last three fiscal years. Export sales from domestic operations were 7.3%, 7.9% and 9.9% of total net sales from continuing operations in fiscal 2025, 2024 and 2023, respectively.
Note 17.    Commitments and Contingencies
The Company had outstanding commercial letters of credit of $5.9 million and surety bonds of $4.8 million at August 31, 2025, and $4.4 million of letters of credit and $3.8 million of outstanding letters of credit of surety bonds at August 31, 2024, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The matter remains subject to further legal proceedings in the Netherlands. The Company has not adjusted its estimate of financial penalties as a result of the status of legal proceedings in the year ended August 31, 2025. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.

ENERPAC TOOL GROUP CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2025	$15,912	$949	$742	$(13,861)	$28	$3,770
August 31, 2024	16,781	641	—	(1,473)	(37)	15,912
August 31, 2023	17,504	1,177	(32)	(2,230)	362	16,781

Valuation allowance—Income taxes
August 31, 2025	$57,743	$4,822	$—	$(34,830)	$(1)	$27,734
August 31, 2024	61,432	1,821	—	(5,511)	1	57,743
August 31, 2023	61,630	3,305	—	(3,503)	—	61,432

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2025, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of August 31, 2025, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended August 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference to the “Proposal 1: Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on February 4, 2026 (the “2026 Annual Meeting Proxy Statement”). Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference to the “Proposal 1: Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2026 Annual Meeting Proxy Statement. Information with respect to the timeliness of filings by directors and executive officers of reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the "Other Information—Delinquent Section 16(a) Reports" section of the 2026 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Proposal 1: Election of Directors,” “Corporate Governance Matters,” “Executive Compensation” (other than the information appearing under the heading "Pay Versus Performance") and "Non-Employee Director Compensation" sections of the 2026 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2026 Annual Meeting Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Corporate Governance Matters—Certain Relationships and Related Party Transactions” section of the 2026 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2026 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1.   Consolidated Financial Statements
See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(f) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 8-K filed on August 1, 2022

4.1	Description of Registered Securities	Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

10.1	Credit Agreement dated as of September 9, 2022 among Enerpac Tool Group Corp., the initial subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2022

10.2*	Outside Directors’ Deferred Compensation Plan (as amended and restated effective July 23, 2021)	Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended August 31, 2021

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.3*	Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Non-Qualified Deferred Compensation Plan (conformed through the first amendment)	Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

10.5*	2010 Employee Stock Purchase Plan (as amended and restated December 1, 2023)	Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended August 31, 2024

10.6*	Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020)	Appendix A to the Proxy Statement on Schedule 14A filed by Enerpac Tool Group Corp. on December 4, 2020

10.7*	2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.8*	(a) Amended and Restated 2001 Outside Directors’ Stock Plan	Exhibit A to the Registrant's Definitive Proxy Statement, dated December 5, 2005

	(b) First Amendment to the Amended and Restated 2001 Outside Directors’ Stock Plan dated December 25, 2008	Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended November 30, 2008

10.9*	Supplemental Executive Retirement Plan (conformed through the first amendment)	Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.10*	Senior Officer Severance Plan		X

10.11*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

10.12*	Form of Amended and Restated Change in Control Agreement	Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2017

10.13*	Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.14*	Form of NQSO Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.15*	Form RSA Award (Director) under the 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.16*	(a) Form of RSU Award (Director) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(c) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan for awards commencing in 2024)*	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 31, 2024

10.17*	(a) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(c) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.1 to the Registrant's Form 8-K filed on January 23, 2025

	(d) Form of PSU Award - Return on Invested Capital (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.2 to the Registrant's Form 8-K filed on January 23, 2025

	(e) Form of PSU Award - Earnings Per Share (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.3 to the Registrant's Form 8-K filed on January 23, 2025

10.18*	(a) Form of Restricted Stock Unit (RSU) agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.1 to the Registrant's Form 8-K filed on September 1, 2023

	(b) Form of Performance Share Award agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.2 to the Registrant's Form 8-K filed on September 1, 2023

10.19*	Letter agreement dated September 22, 2021 between Paul E. Sternlieb and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2021

10.20*	Letter agreement dated September 23, 2024 between Darren M. Kozik and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 15, 2024

10.21*	Letter agreement dated January 19, 2022 between Benjamin J. Topercer and Enerpac Tool Group Corp.	Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended August 31, 2022

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.22*	Letter agreement dated June 17, 2024 between Eric T. Chack and Enerpac Tool Group Corp.	Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended August 31, 2024

10.23*	Letter agreement dated June 6, 2025 between Noah N. Popp and Enerpac Tool Group Corp.		X

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

19	Enerpac Tool Group Corp. Insider Trading Policy	Exhibit 19 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2024

21	Subsidiaries of the Registrant		X

23	Consent of Ernst & Young LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

97	Enerpac Tool Group Corp. Dodd-Frank Clawback Policy	Exhibit 97 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2024

101	The following materials from the Enerpac Tool Group Corp. Form 10-K for the year ended August 31, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)		X
* Management contract or compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERPAC TOOL GROUP CORP. (Registrant)

By:	/s/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer
Dated: October 17, 2025
POWER OF ATTORNEY
KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Sternlieb, Darren M. Kozik and Noah N. Popp, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Signature	Title

/s/ PAUL E. STERNLIEB	President and Chief Executive Officer, Director
Paul E. Sternlieb	(Principal Executive Officer)

/s/ ALFREDO ALTAVILLA	Director
Alfredo Altavilla

/s/ JUDY ALTMAIER	Director
Judy Altmaier

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ COLLEEN M. HEALY	Director
Colleen M. Healy

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ LYNN C. MINELLA	Director
Lynn C. Minella

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ DARREN M. KOZIK	Executive Vice President and Chief Financial Officer
Darren M. Kozik	(Principal Financial Officer)

/s/ PATRICK J. DAWSON	Principal Accounting Officer and Corporate Controller
Patrick J. Dawson	(Principal Accounting Officer)
* Each of the above signatures is affixed as of October 17, 2025.