Form 10-Q
period 2025-11-30
ENERPAC TOOL GROUP CORP
filed 2025-12-22
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of December 15, 2025 was 52,776,305.

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
•our ability to access capital markets; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission ("SEC") filings, including, but not limited to, those factors listed in the "Risk Factors" section within Item 1A of Part I of our Form 10-K for the fiscal year ended August 31, 2025 filed with the SEC on October 17, 2025 (the “fiscal 2025 Annual Report on Form 10-K”) and in the "Risk Factors" section within Item 1A of this Quarterly Report on Form 10-Q.
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as "fiscal 2026," are to the fiscal year ending on August 31 of the specified year. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended November 30,
	2025	2024
Net sales	$144,208	$145,196
Cost of products sold	71,026	70,544
Gross profit	73,182	74,652

Selling, general and administrative expenses	43,095	42,318
Amortization of intangible assets	1,597	1,202
Operating profit	28,490	31,132
Financing costs, net	2,265	2,770
Other expense, net	668	487
Earnings before income tax expense	25,557	27,875
Income tax expense	6,426	6,152
Net earnings	$19,131	$21,723

Earnings per share
Basic	$0.36	$0.40
Diluted	$0.36	$0.40

Weighted average common shares outstanding
Basic	52,980	54,242
Diluted	53,348	54,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2025	2024
Net earnings	$19,131	$21,723
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,662)	(10,046)
Pension and other postretirement benefit plans	279	298
Cash flow hedges	(234)	72
Total other comprehensive (loss), net of tax	(4,617)	(9,676)
Comprehensive income	$14,514	$12,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	November 30, 2025	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$139,047	$151,558
Accounts receivable, net	98,067	106,085
Inventories, net	90,307	78,774
Other current assets	45,054	39,701
Total current assets	372,475	376,118
Property, plant and equipment, net	52,739	53,275
Goodwill	287,988	289,787
Other intangible assets, net	44,954	46,942
Other long-term assets	59,905	61,745
Total assets	$818,061	$827,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$8,750	$7,500
Trade accounts payable	41,698	42,944
Accrued compensation and benefits	21,746	28,108
Income taxes payable	9,841	5,425
Other current liabilities	49,743	53,125
Total current liabilities	131,778	137,102
Long-term debt, net	179,710	182,168
Deferred income taxes	7,337	6,192
Pension and postretirement benefit liabilities	6,744	7,147
Other long-term liabilities	61,438	61,564
Total liabilities	387,007	394,173
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 52,773,605 and 52,946,336 shares, respectively	10,555	10,589
Additional paid-in capital	240,842	243,137
Retained earnings	288,408	284,102
Accumulated other comprehensive loss	(108,751)	(104,134)
Stock held in trust	(3,542)	(3,542)
Deferred compensation liability	3,542	3,542
Total shareholders' equity	431,054	433,694
Total liabilities and shareholders’ equity	$818,061	$827,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended November 30,
	2025	2024
Operating Activities
Net earnings	$19,131	$21,723
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,448	3,514
Stock-based compensation expense	2,975	3,345
Provision for deferred income taxes	968	2,684
Amortization of debt issuance costs	147	147
Provision for bad debts	220	—
Other non-cash expenses	33	46
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	7,332	5,479
Inventories	(12,036)	(9,306)
Trade accounts payable	(1,158)	790
Prepaid expenses and other assets	(3,284)	(9,777)
Income tax accounts	3,387	422
Accrued compensation and benefits	(6,409)	(7,470)
Other accrued liabilities	222	(2,948)
Cash provided by operating activities	15,976	8,649

Investing Activities
Capital expenditures	(2,677)	(5,857)
Cash paid for business acquisitions, net of cash acquired	—	(27,196)
Deferred acquisition payments	(949)	—
Cash used in investing activities	(3,626)	(33,053)

Financing Activities
Borrowings on revolving credit facility	—	14,421
Principal repayments on revolving credit facility	—	(14,421)
Principal repayments on term loan	(1,250)	(1,250)
Purchase of treasury shares	(14,899)	(4,379)
Stock options, taxes paid related to the net share settlement of equity awards and other	(5,229)	(4,987)
Payment of cash dividend	(2,119)	(2,167)
Cash used in financing activities	(23,497)	(12,783)

Effect of exchange rate changes on cash	(1,364)	826
Net decrease in cash and cash equivalents	(12,511)	(36,361)
Cash and cash equivalents - beginning of period	151,558	167,094
Cash and cash equivalents - end of period	$139,047	$130,733
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. (the "Company") is a premier industrial tools, services, technology and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Service Segment ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial maintenance, repair and operations, machining & manufacturing; power generation, infrastructure, mining and other markets.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2025 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2026.
Accumulated Other Comprehensive Loss
The following is a summary of the components included within the Company's accumulated other comprehensive loss (in thousands):

	November 30, 2025	August 31, 2025
Foreign currency translation adjustments	$93,723	$89,061
Pension and other postretirement benefit plans	14,812	15,091
Cash flow hedges	216	(18)
Accumulated other comprehensive loss	$108,751	$104,134
Property Plant and Equipment
The following is a summary of the components included within the Company's property, plant and equipment (in thousands):

	November 30, 2025	August 31, 2025
Land, buildings and improvements	$27,260	$27,272
Machinery and equipment	153,679	152,138
Gross property, plant and equipment	180,939	179,410
Less: Accumulated depreciation	(128,200)	(126,135)
Property, plant and equipment, net	$52,739	$53,275

Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for the three months ended November 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended November 30,
	2025	2024
Beginning balance	$1,089	$534
Provision for warranties	339	187
Warranty payments and costs incurred	(421)	(216)
Impact of changes in foreign currency rates	(8)	(12)
Ending balance	$999	$493
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09 “Income Taxes (Topic 470): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, and interim periods thereafter. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06), which replaces the stage-based capitalization model for the treatment of development costs of internal-use software with a principles-based framework, reflecting modern software development practices. In addition, ASU 2025-06 requires companies to capitalize software costs once management authorizes and commits to funding with probable completion and use. This guidance will be effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods within those annual reporting periods, and allows multiple transition methods, including retrospective, prospective, or modified prospective application, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2025-06 on the consolidated financial statements.
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
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 11, "Segment Information" for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended November 30,
	2025	2024
Revenues recognized at point in time	$109,440	$109,296
Revenues recognized over time	34,768	35,900
Total	$144,208	$145,196
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	November 30, 2025	August 31, 2025
Receivables, which are included in accounts receivable, net	$98,067	$106,085
Contract assets, which are included in other current assets	12,000	11,759
Contract liabilities, which are included in other current liabilities	6,084	3,422
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $3.2 million and $3.8 million at November 30, 2025 and August 31, 2025, respectively.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of November 30, 2025, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $6.1 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
During the third quarter of fiscal 2025, in light of soft market conditions and as to further increase efficiency of its selling, general and administrative spend, the Company incurred restructuring costs of $5.9 million, of which approximately three-quarters were related to personnel actions and the remainder were charges associated with the Company's former headquarters location.
The following summarizes restructuring reserve activity for the IT&S segment and Corporate for the three months ended November 30, 2025 (in thousands):

	Three Months Ended November 30, 2025
	IT&S	Corporate
Balance as of August 31, 2025	$1,706	$1,379
Cash payments	(195)	(1,054)
Impact of changes in foreign currency rates	(11)	—
Balance as of November 30, 2025	$1,500	$325

Note 4. Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. ("DTA"), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. The acquisition was funded with both cash on hand and borrowings from our existing credit facility. The Company initially recorded a liability of €2.3 million related to the potential earn-out payment and recognized $15.0 million of intangible assets made up of amortizable assets including $1.7 million in tradenames amortizable over three years, $3.6 million in customer relationship amortizable over fourteen years and $9.8 million in developed technology amortizable over seven years. Management has estimated the fair value of the earn-out liability to be €2.5 million at November 30, 2025 and August 31, 2025. The Company finalized the fair value of assets and liabilities acquired as of August 31, 2025. There were no material adjustments to the preliminary fair value allocation upon finalization.
The excess of the acquisition purchase price over the fair value assigned to the assets acquired and liabilities assumed was recorded to goodwill. The value of the assets acquired and liabilities assumed as of the acquisition date were as follows (in thousands):

Current assets	$6,299
Property, plant and equipment	2,841
Intangible assets	14,977
Goodwill	14,684
Long term assets	400
Total assets acquired	39,201

Current liabilities	(6,977)
Long term liabilities	(5,563)
Net assets acquired	$26,661

Note 5. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the three months ended November 30, 2025 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2025	$278,578	$11,209	$289,787
Impact of changes in foreign currency rates	(1,799)	—	(1,799)
Balance as of November 30, 2025	$276,779	$11,209	$287,988
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		November 30, 2025			August 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer Relationships	14	$114,364	$104,136	$10,228	$115,055	$104,083	$10,972
Patents	12	11,105	9,760	1,345	11,193	9,796	1,397
Developed Technology	7	10,205	1,822	8,383	10,283	1,469	8,814
Trademarks and tradenames	7	7,207	3,567	3,640	7,291	3,100	4,191
Indefinite lived intangible assets:
Tradenames	N/A	21,358	—	21,358	21,568	—	21,568
		$164,239	$119,285	$44,954	$165,390	$118,448	$46,942
The Company estimates that amortization expense will be $4.2 million for the remaining nine months of fiscal 2026. Amortization expense for future years is estimated to be: $5.6 million in fiscal 2027, $3.6 million in fiscal 2028, $3.4 million in fiscal 2029, $2.6 million in fiscal 2030, $2.0 million in fiscal 2031 and $2.2 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	November 30, 2025	August 31, 2025
Senior Credit Facility
Revolver	$—	$—
Term Loan	188,750	190,000
Total Senior Indebtedness	188,750	190,000
Less: Current maturities of long-term debt	(8,750)	(7,500)
Debt issuance costs	(290)	(332)
Total long-term debt, less current maturities	$179,710	$182,168

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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at November 30, 2025.
At November 30, 2025, there were $188.8 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $399.5 million available for borrowing under the revolving line of credit facility after reduction for $0.5 million of outstanding letters of credit issued under the facility.
Note 7. Fair Value Measurements
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both November 30, 2025 and August 31, 2025 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of less than $0.1 million and a net asset of less than $0.1 million at November 30, 2025 and August 31, 2025, respectively.
The fair value of the Company's interest rate swap and net investment hedge was a liability of $0.3 million and $4.6 million at November 30, 2025, respectively, and an asset of less than $0.1 million and a liability of $4.7 million at August 31, 2025, respectively, (see Note 8, “Derivatives”, for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $9.7 million and $10.3 million at November 30, 2025 and August 31, 2025, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of less than $0.1 million and a net asset of $0.1 million at November 30, 2025 and August 31, 2025, respectively. Net foreign currency loss (gain) (included in "Other expense, net" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended November 30,
	2025	2024
Foreign currency loss (gain)	$80	$(151)
During December 2022, the Company entered into an interest rate swap, with a maturity date of November 30, 2025, for the notional amount of $60.0 million at a fixed interest rate of 4.022% to hedge the floating interest rate of the Company's term loan. Upon the maturation of this swap, during November 2025, the Company entered into a new interest rate swap, with a maturity date of September 9, 2027, for the notional amount of $90.0 million at a fixed interest rate of 3.4565%. The interest rate swap was designated and qualified as a cash flow hedge. The Company uses the interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company's debt from a floating rate to a fixed rate.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net loss of $0.2 million and a net gain of less than $0.1 million for the three months ended November 30, 2025 and 2024, respectively, is recorded in other comprehensive income.
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. In November 2025, this cross-currency swap was amended to extend the maturity date to November 30, 2028. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net loss of $0.6 million and a net gain of $1.3 million for the three months ended November 30, 2025 and 2024 respectively, is recorded in other comprehensive income.
Note 9. Earnings per Share and Shareholders' Equity
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 32,158,195 shares of common stock for $922.5 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million dollars of the Company's outstanding common stock. The Company repurchased and retired 376,814 shares for $14.9 million in the three months ended November 30, 2025 and 109,860 shares for $4.4 million in the three months ended November 30, 2024. At November 30, 2025, the maximum value of shares that may yet be purchased under the program is $185.3 million.

The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended November 30,
	2025	2024
Numerator:
Net earnings	$19,131	$21,723

Denominator:
Weighted average common shares outstanding - basic	52,980	54,242
Net effect of dilutive securities - stock based compensation plans	368	570
Weighted average common shares outstanding - diluted	53,348	54,812

Earnings per share:
Basic	$0.36	$0.40
Diluted	$0.36	$0.40

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	158	49
The following table illustrates the changes in the balances of each component of shareholders' equity for the three months ended November 30, 2025 (in thousands):

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held in Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2025	52,946	$10,589	$243,137	$—	$284,102	$(104,134)	$(3,542)	$3,542	$433,694
Net earnings	—	—	—	—	19,131	—	—	—	19,131
Other comprehensive loss, net of tax	—	—	—	—	—	(4,617)	—	—	(4,617)
Stock contribution to employee benefit plans and other	4	1	132	—	—	—	—	—	133
Vesting of equity awards	185	37	(37)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(1)	—	—	—	(1)
Stock based compensation expense	—	—	2,975	—	—	—	—	—	2,975
Stock option exercises	16	3	405	—	—	—	—	—	408
Tax effect related to net share settlement of equity awards	—	—	(5,770)	—	—	—	—	—	(5,770)
Treasury stock repurchased and retired	(377)	(75)	—	—	(14,824)	—	—	—	(14,899)
Balance at November 30, 2025	52,774	10,555	240,842	—	288,408	(108,751)	(3,542)	3,542	431,054

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
Note 10. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates are as follows (dollars in thousands):

	Three Months Ended November 30,
	2025	2024
Earnings before income tax expense	$25,557	$27,875
Income tax expense	6,426	6,152
Effective income tax rate	25.1%	22.1%
The Company’s earnings before income taxes include earnings from both U.S. and foreign jurisdictions. As several foreign tax rates are higher than the U.S. tax rate of 21%, the annual effective tax rate is impacted by foreign rate differentials, withholding taxes, losses in jurisdictions where no benefit can be realized, and key international provisions enacted from recent tax legislation, such as the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions.
The effective tax rate for the three months ended November 30, 2025 was 25.1%, compared to 22.1% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended November 30, 2025 was primarily driven by the more favorable tax impact of stock compensation in the prior period as compared to the current period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.

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
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the Company’s segments. The measures regularly reviewed by our CODM include segment sales, segment operating profit and segment operating profit margin. Our
CODM uses these financial measures, to evaluate and allocate capital and company resources as critical determinants of segment performance. In addition, these metrics are used to monitor forecasted to actual and budgeted results to benchmark to our peers. The following table includes segment sales, significant expense items and segment operating profit as viewed by the
CODM for three months ended November 30, 2025 and 2024 (in thousands):

	Three Months Ended November 30,
	2025	2024
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$112,111	$106,087
Service & Rental	25,651	34,047
	137,762	140,134
Other Segment	6,446	5,062
Consolidated Total	$144,208	$145,196

Cost of Products Sold
IT&S Segment	$67,951	$67,668
Other Segment	$3,025	$2,290
Corporate	50	586
Consolidated Total	71,026	70,544

Gross Profit
IT&S Segment	$69,811	$72,466
Other Segment	$3,421	$2,772
Corporate	(50)	(586)
Consolidated Total	73,182	74,652

Selling, General and Administrative Expenses
IT&S Segment	$32,512	$33,291
Other Segment	$1,206	$1,453
General Corporate	9,377	7,574
Consolidated Total	43,095	42,318

Amortization of Intangible Assets
IT&S Segment	$1,559	$1,183
General Corporate	38	19
Consolidated Total	1,597	1,202

	Three Months Ended November 30,
	2025	2024
Operating Profit (Loss)
IT&S Segment	$35,740	$37,992
Other Segment	2,214	1,319
Corporate	(9,464)	(8,179)
Consolidated Total	$28,490	$31,132

Operating Profit %
IT&S Segment	25.9%	27.1%
Other Segment	34.3%	26.1%

Capital Expenditures:
IT&S Segment	$2,274	$1,905
Other Segment	70	122
General Corporate	333	3,830
Consolidated Total	2,677	5,857

	November 30, 2025	August 31, 2025
Assets
IT&S Segment	$670,562	$672,123
Other Segment	25,380	25,294
Corporate	122,119	130,450
Consolidated Total	$818,061	$827,867
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
Note 12. Commitments and Contingencies
The Company had outstanding letters of credit of $6.6 million and surety bonds of $4.7 million at November 30, 2025 and $5.9 million of letters of credit and $4.8 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The matter remains subject to further legal proceedings in the Netherlands. The Company has not adjusted its estimate of financial penalties as a result of the status of legal proceedings in the three months ended November 30, 2025. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Service Segment ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial maintenance, repair and operations (“MRO”), machining & manufacturing; power generation, infrastructure, mining and other markets. Financial information related to the Company's reportable segment is included in Note 11, “Segment Information” in the notes to the condensed consolidated financial statements.
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

Results of Operations
The following table sets forth our results of operations (dollars in millions, except per share amounts):

	Three Months Ended November 30,
Results from Operations (1)	2025		2024
Net sales	$144	100%	$145	100%
Cost of products sold	71	49%	71	49%
Gross profit	73	51%	75	51%
Selling, general and administrative expenses	43	30%	42	29%
Amortization of intangible assets	2	1%	1	1%
Operating profit	28	20%	31	21%
Financing costs, net	2	2%	3	2%
Other expense, net	1	—%	0	0%
Earnings before income tax expense	26	18%	28	19%
Income tax expense	6	4%	6	4%
Net earnings	$19	13%	$22	15%

Diluted earnings per share	$0.36		$0.40
(1) The summation of the individual components may not equal the total due to rounding. Period to period differences between line items included in the table may differ from the amount presented below due to rounding.
Consolidated net sales for the three months ended November 30, 2025 were $144 million, a decrease of $1 million, or 1%, compared to the prior-year comparable period. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $3 million, or 2%. This resulted in an organic sales decline of approximately 2% in the quarter. Management refers to sales adjusted to exclude the impact of foreign currency changes and recent acquisitions and divestitures as "organic sales". In the three months ended November 30, 2025, product sales grew $7 million, or 7%, while foreign currency favorably impacted sales by $2 million, or 2%, resulting in organic product sales growth of 5% over the prior-year quarter. Service sales were down $8 million, or 25%, year-over-year, with a favorable impact of foreign currency of $1 million, or 2%, resulting in an organic service sales decline of 26%. Gross profit as a percent of sales decreased to 50.7%, compared to 51.4% in the first quarter of fiscal 2025; the decrease in gross profit margin is due to continued pressure in our service business, primarily in the United Kingdom market, and higher tariff-driven costs flowing through cost of goods sold. Operating profit for the first quarter of fiscal year 2026 was $28 million, a decrease of $3 million compared to the first quarter of fiscal 2025. The decrease in operating profit was mainly driven by the declines in our service business, primarily in the United Kingdom market, and higher tariff-driven costs flowing through cost of goods sold.
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

	Three Months Ended November 30,
	2025	2024
Net sales	$138	$140
Operating profit	36	38
Operating profit %	25.9%	27.1%
IT&S segment net sales for the first quarter of fiscal 2026 decreased by $2 million, or 2%, compared to the first quarter of fiscal 2025. The weakening of the U.S. dollar on foreign currency rates compared to three months ended November 30, 2024 favorably impacted sales by $3 million, or 2%. This resulted in an organic sales decline of $5 million, or 3%, in the quarter. The organic sales decrease is driven by activity declines in our service business, partially offset by growth in our product business. Service sales were down $8 million, or 25%, year-over-year, with a favorable impact of foreign currency of $1 million, or 2%, resulting in an organic service sales decline of 26%. Product sales were up $6 million, or 6%, year-over-year, with a favorable impact of foreign currency of $2 million, or 2%, resulting in organic product sales growth of 4%. Operating profit for the three months ended November 30, 2025 was $36 million, compared to $38 million in the same period of the prior year. The decrease in operating profit was mainly driven by the declines in our service business, primarily in the United Kingdom market, and higher tariff-driven costs flowing through cost of goods sold.
Corporate
Corporate expenses were $9 million and $8 million for the three months ended November 30, 2025 and 2024, respectively. The increase in expense was driven by higher personnel charges and growth investments.
Financing Costs, net
Net financing costs were $2 million and $3 million in the three months ended November 30, 2025 and 2024, respectively. Financing costs decreased due to lower debt balances and interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates are as follows (dollars in millions):

	Three Months Ended November 30,
	2025	2024
Earnings before income tax expense	$26	$28
Income tax expense	6	6
Effective income tax rate	25.1%	22.1%
The Company’s earnings before income taxes include earnings from both U.S. and foreign jurisdictions. As several foreign tax rates are higher than the U.S. tax rate of 21%, the annual effective tax rate is impacted by foreign rate differentials, withholding taxes, losses in jurisdictions where no benefit can be realized, and key international provisions enacted from recent tax legislation, such as the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions.
The effective tax rate for the three months ended November 30, 2025 was 25.1%, compared to 22.1% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended November 30, 2025 was primarily driven by the more favorable tax impact of stock compensation in the prior period as compared to the current period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At November 30, 2025, we had $139 million of cash and cash equivalents, of which $100 million was held by our foreign subsidiaries and $39 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Three Months Ended November 30,
	2025	2024
Cash provided by operating activities	$16	$9
Cash used in investing activities	(4)	(33)
Cash used in financing activities	(23)	(13)
Effect of exchange rate changes on cash	(1)	1
Net decrease in cash and cash equivalents	$(13)	$(36)
Net cash provided by operating activities was $16 million and $9 million for the three months ended November 30, 2025 and 2024, respectively. The $7 million year-over-year variance is primarily driven by the timing of milestone payments on contracts where revenue is recognized over time.
Net cash used in investing activities was $4 million and $33 million for the three months ended November 30, 2025 and 2024, respectively. This decreased use of cash was primarily due to the $27 million payment made for the DTA acquisition in the first quarter of fiscal 2025.

Net cash used in financing activities was $23 million and $13 million for the three months ended November 30, 2025 and 2024, respectively. The $10 million increase in net cash used in financing activities for the three months ended November 30, 2025 was driven by higher share repurchases in the current-year period.
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
At November 30, 2025, there were no borrowings and $400 million available under the revolving line of credit facility. The Company was in compliance with all covenants under the senior credit facility at November 30, 2025.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	November 30, 2025	PWC%	August 31, 2025	PWC%
Accounts receivable, net	$98	17%	$106	16%
Inventory, net	90	16%	79	12%
Accounts payable	(42)	(7)%	(43)	(6)%
Net primary working capital	$147	25%	$142	21%
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
We had outstanding letters of credit of $7 million and surety bonds of $5 million at November 30, 2025 and $6 million of letters of credit and $5 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
We are also subject to certain contingencies with respect to legal proceedings and regulatory matters which are described in Note 12, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements. While there can be no assurance of the ultimate outcome of these matters, the Company believes that there will be no material adverse effect on the Company's results of operations, financial position or cash flows.
Contractual Obligations
Our contractual obligations have not materially changed at November 30, 2025 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the fiscal 2025 Annual Report on Form 10-K.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates are considered by management to be the most critical in understanding judgments involved in the preparation of our condensed consolidated financial statements and uncertainties that could impact our results of operations, financial position and cash flow. For information about more of the Company’s policies, methodology and assumptions related to critical accounting policies refer to the Critical Accounting Policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the fiscal 2025 Annual Report on Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The diverse nature of our business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity costs.
Interest Rate Risk: As of November 30, 2025, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $189 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $90 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended November 30, 2025.
Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, United Arab Emirates and China, and we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk (see Note 8, “Derivatives” in the notes to the consolidated financial statements for further information). We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $7 million and operating profit would have been lower by less than $1 million for the three months ended November 30, 2025. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $37 million reduction to equity (accumulated other comprehensive loss) as of November 30, 2025, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 32,158,195 shares of common stock for $923 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million dollars of the Company's outstanding common stock. The Company repurchased and retired 376,814 shares for $15 million in the three months ended November 30, 2025 and 109,860 shares for $4 million in the three months ended November 30, 2024. At November 30, 2025 the maximum value of shares that may yet be purchased under the program is $185 million.

Period	Shares Repurchased	Average Price Paid per Share	Total Dollars used to Purchase shares as Part of Publicly Announced Programs (in thousands)	Maximum Number of Dollars That May Yet Be Purchased Under the Program (in millions)
September 1 to September 30, 2025	—	$0.00	$0	$200
October 1 to October 31, 2025	20,000	$41.41	$828	$199
November 1 to November 30, 2025	356,814	$38.99	$13,913	$185
	376,814	$39.54	$14,741
Item 5 – Other Information
During the three months ended November 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-l trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101	The following materials from the Enerpac Tool Group Corp. Form 10-Q for the three months ended November 30, 2025 and 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: December 22, 2025	By:	/S/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer (Principal Financial Officer)