Form 10-Q
period 2026-02-28
ENERPAC TOOL GROUP CORP
filed 2026-03-27
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of March 23, 2026 was 51,543,169.

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

•logistics challenges, such as global freight capacity shortages, significant increases in freight costs or other delays in our ability to fulfill orders, including as a result of attacks on commercial ships in the Middle East and adverse weather conditions;
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

PART I—FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Net sales	$154,807	$145,528	$299,015	$290,724
Cost of products sold	82,992	72,097	154,018	142,641
Gross profit	71,815	73,431	144,997	148,083

Selling, general and administrative expenses	42,042	41,423	85,137	83,741
Amortization of intangible assets	1,470	1,188	3,067	2,390
Restructuring charges	3,283	—	3,283	—
Operating profit	25,020	30,820	53,510	61,952
Financing costs, net	2,111	2,371	4,376	5,140
Other expense, net	794	750	1,463	1,237
Earnings before income tax expense	22,115	27,699	47,671	55,575
Income tax expense	5,807	6,798	12,232	12,951
Net earnings	$16,308	$20,901	$35,439	$42,624

Earnings per share
Basic	$0.31	$0.38	$0.68	$0.78
Diluted	$0.31	$0.38	$0.67	$0.78

Weighted average common shares outstanding
Basic	51,880	54,397	52,430	54,319
Diluted	52,300	54,808	52,824	54,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Net earnings	$16,308	$20,901	$35,439	$42,624
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	7,570	(5,056)	2,908	(15,102)
Pension and other postretirement benefit plans	264	283	543	581
Cash flow hedges	(11)	(54)	(245)	18
Total other comprehensive income (loss), net of tax	7,823	(4,827)	3,206	(14,503)
Comprehensive income	$24,131	$16,074	$38,645	$28,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	February 28, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$98,719	$151,558
Accounts receivable, net	110,106	106,085
Inventories, net	92,559	78,774
Other current assets	47,713	39,701
Total current assets	349,097	376,118
Property, plant and equipment, net	52,985	53,275
Goodwill	290,617	289,787
Other intangible assets, net	44,239	46,942
Other long-term assets	58,557	61,745
Total assets	$795,495	$827,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,000	$7,500
Trade accounts payable	42,330	42,944
Accrued compensation and benefits	18,417	28,108
Income taxes payable	5,898	5,425
Other current liabilities	59,775	53,125
Total current liabilities	136,420	137,102
Long-term debt, net	177,251	182,168
Deferred income taxes	7,438	6,192
Pension and postretirement benefit liabilities	6,605	7,147
Other long-term liabilities	60,246	61,564
Total liabilities	387,960	394,173
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 51,540,096 and 52,946,336 shares, respectively	10,308	10,589
Additional paid-in capital	244,208	243,137
Retained earnings	253,947	284,102
Accumulated other comprehensive loss	(100,928)	(104,134)
Stock held in trust	(6,654)	(3,542)
Deferred compensation liability	6,654	3,542
Total shareholders' equity	407,535	433,694
Total liabilities and shareholders’ equity	$795,495	$827,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2026	2025
Operating Activities
Net earnings	$35,439	$42,624
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,784	6,985
Stock-based compensation expense	5,916	6,186
Provision for deferred income taxes	3,085	3,089
Amortization of debt issuance costs	293	293
Provision for bad debts	295	—
Other non-cash expenses	145	(15)
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(3,571)	(6,830)
Inventories	(12,611)	(9,426)
Trade accounts payable	(994)	(1,658)
Prepaid expenses and other assets	(4,354)	(5,224)
Income tax accounts	(273)	(5,297)
Accrued compensation and benefits	(8,711)	(6,170)
Other accrued liabilities	5,584	(8,449)
Cash provided by operating activities	29,027	16,108

Investing Activities
Capital expenditures	(5,734)	(11,517)
Cash paid for business acquisitions, net of cash acquired	—	(27,196)
Deferred acquisition payments	(949)	—
Cash used in investing activities	(6,683)	(38,713)

Financing Activities
Borrowings on revolving credit facility	14,000	14,421
Principal repayments on revolving credit facility	(14,000)	(14,421)
Principal repayments on term loan	(2,500)	(2,500)
Purchase of treasury shares	(65,924)	(14,555)
Stock options, taxes paid related to the net share settlement of equity awards and other	(4,796)	(5,847)
Payment of cash dividend	(2,119)	(2,167)
Cash used in financing activities	(75,339)	(25,069)

Effect of exchange rate changes on cash	156	89
Net decrease in cash and cash equivalents	(52,839)	(47,585)
Cash and cash equivalents - beginning of period	151,558	167,094
Cash and cash equivalents - end of period	$98,719	$119,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2025	52,946	$10,589	$243,137	$284,102	$(104,134)	$(3,542)	$3,542	$433,694
Net earnings	—	—	—	19,131	—	—	—	19,131
Other comprehensive loss, net of tax	—	—	—	—	(4,617)	—	—	(4,617)
Stock contribution to employee benefit plans and other	4	1	132	—	—	—	—	133
Vesting of equity awards	185	37	(37)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(1)	—	—	—	(1)
Stock based compensation expense	—	—	2,975	—	—	—	—	2,975
Stock option exercises	16	3	405	—	—	—	—	408
Tax effect related to net share settlement of equity awards	—	—	(5,770)	—	—	—	—	(5,770)
Treasury stock repurchased and retired	(377)	(75)	—	(14,824)	—	—	—	(14,899)
Balance at November 30, 2025	52,774	10,555	240,842	288,408	(108,751)	(3,542)	3,542	431,054
Net earnings	—	—	—	16,308	—	—	—	16,308
Other comprehensive income, net of tax	—	—	—	—	7,823	—	—	7,823
Stock contribution to employee benefit plans and other	2	1	124	—	—	—	—	125
Vesting of equity awards	17	3	(3)	—	—	—	—	—
Stock based compensation expense	—	—	2,941	—	—	—	—	2,941
Stock option exercises	15	3	349	—	—	—	—	352
Tax effect related to net share settlement of equity awards	—	—	(43)	—	—	—	—	(43)
Stock issued to, acquired for and distributed from rabbi trust	10	2	(2)	—	—	(3,112)	3,112	—
Treasury stock repurchased and retired	(1,278)	(256)	—	(50,769)	—	—	—	(51,025)
Balance at February 28, 2026	51,540	$10,308	$244,208	$253,947	$(100,928)	$(6,654)	$6,654	$407,535

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2024	54,235	$10,847	$235,660	$261,870	$(116,398)	$(3,777)	$3,777	$391,979
Net earnings	—	—	—	21,723	—	—	—	21,723
Other comprehensive loss, net of tax	—	—	—	—	(9,676)	—	—	(9,676)
Stock contribution to employee benefit plans and other	2	—	91	—	—	—	—	91
Vesting of equity awards	186	37	(37)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	3	—	—	—	3
Stock based compensation expense	—	—	3,345	—	—	—	—	3,345
Stock option exercises	87	18	1,310	—	—	—	—	1,328
Tax effect related to net share settlement of equity awards	—	—	(6,405)	—	—	—	—	(6,405)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	3	(3)	—
Treasury stock repurchased and retired	(110)	(22)	—	(4,357)	—	—	—	(4,379)
Balance at November 30, 2024	54,400	10,880	233,964	279,239	(126,074)	(3,774)	3,774	398,009
Net earnings	—	—	—	20,901	—	—	—	20,901
Other comprehensive loss, net of tax	—	—	—	—	(4,827)	—	—	(4,827)
Stock contribution to employee benefit plans and other	2	—	97	—	—	—	—	97
Vesting of equity awards	73	14	(14)	—	—	—	—	—
Stock based compensation expense	—	—	2,841	—	—	—	—	2,841
Stock option exercises	2	1	37	—	—	—	—	38
Tax effect related to net share settlement of equity awards	—	—	(996)	—	—	—	—	(996)
Stock issued to, acquired for and distributed from rabbi trust	2	1	90	—	—	199	(199)	91
Treasury stock repurchased and retired	(220)	(44)	—	(10,132)	—	—	—	(10,176)
Balance at February 28, 2025	54,259	$10,852	$236,019	$290,008	$(130,901)	$(3,575)	$3,575	$405,978
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. (the "Company") is a premier industrial tools, services, technology and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Service Segment ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture, and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial maintenance, repair and operations ("MRO"); machining & manufacturing; power generation; infrastructure; mining; and other markets.
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
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2026.
Accumulated Other Comprehensive Loss
The following is a summary of the components included within the Company's accumulated other comprehensive loss (in thousands):

	February 28, 2026	August 31, 2025
Foreign currency translation adjustments	$86,153	$89,061
Pension and other postretirement benefit plans	14,548	15,091
Cash flow hedges	227	(18)
Accumulated other comprehensive loss	$100,928	$104,134
Property Plant and Equipment
The following is a summary of the components included within the Company's property, plant and equipment (in thousands):

	February 28, 2026	August 31, 2025
Land, buildings and improvements	$27,914	$27,272
Machinery and equipment	156,447	152,138
Gross property, plant and equipment	184,361	179,410
Less: Accumulated depreciation	(131,376)	(126,135)
Property, plant and equipment, net	$52,985	$53,275

Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the "Other current liabilities" line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for the six months ended February 28, 2026 and 2025, respectively (in thousands):

	Six Months Ended February 28,
	2026	2025
Beginning balance	$1,089	$534
Provision for warranties	256	478
Warranty payments and costs incurred	(437)	(485)
Impact of changes in foreign currency rates	12	(18)
Ending balance	$920	$890
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
In December 2025, the FASB issued Accounting Standards Update 2025-11, “Interim Reporting (Topic 270): Narrow-scope improvements” (ASU 2025-11). The amendments clarify the scope, form, and content of interim financial statement disclosures and improve the navigability of Topic 270 without changing existing interim reporting requirements. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its interim financial reporting and related disclosures.
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
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Revenues recognized at point in time	$125,983	$117,448	$235,422	$226,744
Revenues recognized over time	28,824	28,080	63,593	63,980
Total	$154,807	$145,528	$299,015	$290,724
Contract Balances
The Company's contract assets and liabilities are as follows (in thousands):

	February 28, 2026	August 31, 2025
Receivables, which are included in accounts receivable, net	$110,106	$106,085
Contract assets, which are included in other current assets	14,614	11,759
Contract liabilities, which are included in other current liabilities	8,583	3,422
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $3.2 million and $3.8 million at February 28, 2026 and August 31, 2025, respectively.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of February 28, 2026, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $8.6 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
In the second quarter of fiscal 2026, the Company announced a new restructuring plan rightsizing our Hydratight service operation in the IT&S segment and reducing headcount in the segment to align with current market conditions, primarily in the EMEA Region. The restructuring is also designed to support our strategic transition of the IT&S segment toward a higher margin service business and growth objectives. In connection with the announcement of this plan, the Company recorded $3.3 million of restructuring costs in the three and six months ended February 28, 2026.
The following summarizes restructuring reserve activity for the IT&S segment for the six months ended February 28, 2026 (in thousands):

IT&S
Balance as of August 31, 2025	$—
Restructuring charges	3,283
Cash payments	(128)
Other non-cash uses of reserve	(370)
Balance as of February 28, 2026	$2,785
Note 4. Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. ("DTA"), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. Management has estimated the fair value of the earn-out liability to be €2.5 million at February 28, 2026 and August 31, 2025.
Note 5. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the six months ended February 28, 2026 are as follows (in thousands):

	IT&S	Other	Total
Balance as of August 31, 2025	$278,578	$11,209	$289,787
Impact of changes in foreign currency rates	830	—	830
Balance as of February 28, 2026	$279,408	$11,209	$290,617

The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

		February 28, 2026			August 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer Relationships	14	$115,440	$105,453	$9,987	$115,055	$104,083	$10,972
Patents	12	11,187	9,877	1,310	11,193	9,796	1,397
Developed Technology	7	10,398	2,228	8,170	10,283	1,469	8,814
Trademarks and tradenames	7	7,308	4,104	3,204	7,291	3,100	4,191
Indefinite lived intangible assets:
Tradenames	N/A	21,568	—	21,568	21,568	—	21,568
		$165,901	$121,662	$44,239	$165,390	$118,448	$46,942
The Company estimates that amortization expense will be $2.9 million for the remaining six months of fiscal 2026. Amortization expense for future years is estimated to be: $5.7 million in fiscal 2027, $3.6 million in fiscal 2028, $3.5 million in fiscal 2029, $2.6 million in fiscal 2030, $2.0 million in fiscal 2031 and $2.3 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 6. Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	February 28, 2026	August 31, 2025
Senior Credit Facility
Revolver	$—	$—
Term Loan	187,500	190,000
Total Senior Indebtedness	187,500	190,000
Less: Current maturities of long-term debt	(10,000)	(7,500)
Debt issuance costs	(249)	(332)
Total long-term debt, less current maturities	$177,251	$182,168
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
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at February 28, 2026.
At February 28, 2026, there were $187.5 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $399.5 million available for borrowing under the revolving line of credit facility after reduction for $0.5 million of outstanding letters of credit issued under the facility.

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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both February 28, 2026 and August 31, 2025 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net asset of less than $0.1 million at both February 28, 2026 and August 31, 2025.
The fair value of the Company's interest rate swap and net investment hedge was a liability of $0.3 million and $5.5 million at February 28, 2026, respectively, and an asset of less than $0.1 million and a liability of $4.7 million at August 31, 2025, respectively, (see Note 8, “Derivatives”, for further information on the Company's interest rate swap and net investment hedge.) The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.
Note 8. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in "Other expense, net" in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $19.9 million and $10.3 million at February 28, 2026 and August 31, 2025, respectively. The fair value of outstanding foreign currency exchange contracts was a net asset of less than $0.1 million at both February 28, 2026 and August 31, 2025. Net foreign currency loss (gain) (included in "Other expense, net" in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Foreign currency loss (gain)	$374	$100	$453	$(119)
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net loss of less than $0.1 million and $0.2 million for three and six months ended February 28, 2026, respectively, and a net loss of less than $0.1 million and a net gain of less than $0.1 million three and six months ended February 28, 2025, is recorded in other comprehensive income.

The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. In November 2025, this cross-currency swap was amended to extend the maturity date to November 30, 2028. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net gain of less than $0.1 million and a net loss of $0.6 million for the three and six months ended February 28, 2026, respectively, and a net gain of $0.7 million and $2.0 million for the three and six months ended February 28, 2025, respectively, is recorded in other comprehensive income.
Note 9. Earnings per Share
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 33,436,688 shares of common stock for $973.5 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million dollars of the Company's outstanding common stock. This new program took immediate effect, and replaced the prior share repurchase program that had been authorized in March 2022. The Company repurchased and retired 1,655,307 shares or $65.9 million in the six months ended February 28, 2026 under the October 2025 authorization and 329,527 shares for $14.6 million in the six months ended February 28, 2025 under the previous authorization. At February 28, 2026, the maximum value of shares that may yet be purchased under the program is $134.8 million.
The reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Numerator:
Net earnings	$16,308	$20,901	$35,439	$42,624

Denominator:
Weighted average common shares outstanding - basic	51,880	54,397	52,430	54,319
Net effect of dilutive securities - stock based compensation plans	420	411	394	491
Weighted average common shares outstanding - diluted	52,300	54,808	52,824	54,810

Earnings per share:
Basic	$0.31	$0.38	$0.68	$0.78
Diluted	$0.31	$0.38	$0.67	$0.78

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	56	192	107	121

Note 10. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates are as follows (dollars in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Earnings before income tax expense	$22,115	$27,699	$47,671	$55,575
Income tax expense	5,807	6,798	12,232	12,951
Effective income tax rate	26.3%	24.5%	25.7%	23.3%
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
The effective tax rate for the three months ended February 28, 2026 was 26.3%, compared to 24.5% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended February 28, 2026 was primarily driven by the more favorable tax impact of stock compensation in the prior period as compared to the current period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.

Note 11. Segment Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture, and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial MRO; machining & manufacturing; power generation; infrastructure; mining; and other markets. The Other segment is included for purposes of reconciliation of the respective balances below to the condensed consolidated financial statements.
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the Company’s segments. The measures regularly reviewed by our CODM include segment sales, segment operating profit and segment operating profit margin. Our CODM uses these financial measures, to evaluate and allocate capital and company resources as critical determinants of segment performance. In addition, these metrics are used to monitor forecasted to actual and budgeted results to benchmark to our peers. The following table includes segment sales, significant expense items and segment operating profit as viewed by the CODM for three and six months ended February 28, 2026 and 2025 (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$125,313	$113,880	$237,425	$219,966
Service & Rental	23,372	26,836	49,023	60,884
	148,685	140,716	286,448	280,850
Other Segment	6,122	4,812	12,567	9,874
Consolidated Total	$154,807	$145,528	$299,015	$290,724

Cost of Products Sold
IT&S Segment	$79,934	$69,212	$147,886	$136,880
Other Segment	3,046	2,376	6,071	4,666
Corporate	12	509	61	1,095
Consolidated Total	$82,992	$72,097	$154,018	$142,641

Gross Profit
IT&S Segment	$68,751	$71,505	$138,561	$143,970
Other Segment	3,076	2,436	6,497	5,208
Corporate	(12)	(510)	(61)	(1,095)
Consolidated Total	$71,815	$73,431	$144,997	$148,083

Selling, General and Administrative Expenses
IT&S Segment	$32,516	$31,626	$65,027	$64,917
Other Segment	1,481	1,135	2,688	2,588
Corporate	8,045	8,662	17,422	16,236
Consolidated Total	$42,042	$41,423	$85,137	$83,741

Amortization of Intangible Assets
IT&S Segment	$1,432	$1,143	$2,991	$2,325
Other Segment	$—	$—	$—	$—
Corporate	38	45	76	65
Consolidated Total	$1,470	$1,188	$3,067	$2,390

Restructuring Charges
IT&S Segment	$3,283	$—	$3,283	$—
Consolidated Total	$3,283	$—	$3,283	$—

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Operating Profit (Loss)
IT&S Segment	$31,520	$38,736	$67,260	$76,728
Other Segment	1,595	1,301	3,809	2,620
Corporate	(8,095)	(9,217)	(17,559)	(17,396)
Consolidated Total	$25,020	$30,820	$53,510	$61,952

Operating Profit %
IT&S Segment	21.2%	27.1%	23.5%	27.3%
Other Segment	26.1%	26.1%	30.3%	26.5%

Capital Expenditures:
IT&S Segment	$2,430	$2,432	$4,704	$4,337
Other Segment	—	157	34	279
Corporate	627	3,071	996	6,901
Consolidated Total	$3,057	$5,660	$5,734	$11,517

	February 28, 2026	August 31, 2025
Assets
IT&S Segment	$693,481	$672,123
Other Segment	26,051	25,294
Corporate	75,963	130,450
Consolidated Total	$795,495	$827,867
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
Note 12. Commitments and Contingencies
The Company had outstanding letters of credit of $7.4 million and surety bonds of $4.8 million at February 28, 2026 and $5.9 million of letters of credit and $4.8 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The matter remains subject to further legal proceedings in the Netherlands. The Company has not adjusted its estimate of financial penalties as a result of the status of legal proceedings in the six months ended February 28, 2026. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Service Segment ("IT&S"), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial maintenance, repair and operations (“MRO”), machining & manufacturing; power generation, infrastructure, mining and other markets. Financial information related to the Company's reportable segment is included in Note 11, “Segment Information” in the notes to the condensed consolidated financial statements.
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

Results of Operations
The following table sets forth our results of operations (dollars in millions, except per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
Results from Operations (1)	2026		2025		2026		2025
Net sales	$155	100%	$146	100%	$299	100%	$291	100%
Cost of products sold	83	54%	72	50%	154	52%	143	49%
Gross profit	72	46%	73	50%	145	48%	148	51%
Selling, general and administrative expenses	42	27%	41	28%	85	28%	84	29%
Amortization of intangible assets	1	1%	1	1%	3	1%	2	1%
Restructuring charges	3	2%	—	—%	3	1%	—	0%
Operating profit	25	16%	31	21%	54	18%	62	21%
Financing costs, net	2	1%	2	2%	4	1%	5	2%
Other expense, net	1	1%	1	1%	1	—%	1	—%
Earnings before income tax expense	22	14%	28	19%	48	16%	56	19%
Income tax expense	6	4%	7	5%	12	4%	13	4%
Net earnings	$16	11%	$21	14%	$35	12%	$43	15%

Diluted earnings per share	$0.31		$0.38		$0.67		$0.78
(1) The summation of the individual components may not equal the total due to rounding. Period to period differences between line items included in the table may differ from the amount presented below due to rounding.
Consolidated net sales for the three months ended February 28, 2026 were $155 million, an increase of $9 million, or 6%, compared to the prior-year comparable period. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $6 million, or 4%. This resulted in an organic sales increase of approximately 2% in the quarter. Management refers to sales adjusted to exclude the impact of foreign currency changes and recent acquisitions and divestitures as "organic sales". In the three months ended February 28, 2026, product sales grew $13 million, or 11%, year-over-year, while foreign currency favorably impacted product sales by $5 million, or 4%, resulting in organic product sales growth of 6% over the prior-year quarter. Service sales were down $8 million, or 13%, year-over-year, with a favorable impact of foreign currency of $1 million, or 4%, resulting in an organic service sales decline of 17%. Gross profit as a percent of sales decreased to 46.4%, compared to 50.5% in the second quarter of fiscal 2025; the decrease in gross profit margin is due to continued pressure in our service business, primarily in the EMEA region, as well as restructuring costs. Operating profit for the second quarter of fiscal year 2026 was $25 million, a decrease of $6 million compared to the second quarter of fiscal 2025. The decrease in operating profit was mainly driven by the declines in our service business, as well as restructuring costs recorded in the current-year period.
Consolidated net sales for the first half of fiscal 2026 were $299 million, an increase of $8 million, or 3%, compared to the prior-year comparable period. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $9 million, or 3%. This resulted in flat organic sales in the first half of the year compared to the prior-year period. In the first half of fiscal 2026, product sales grew $20 million, or 9%, while foreign currency favorably impacted sales by $7 million, or 3%, resulting in organic product sales growth of 6% over the prior-year period. Service sales were down $12 million, or 19%, year-over-year, with a favorable impact of foreign currency of $2 million, or 3%, resulting in an organic service sales decline of 22%. Gross profit as a percent of sales decreased to 48.5%, compared to 50.9% in the first half of fiscal 2025; the decrease in gross profit margin is due to continued pressure in our service business, primarily in the EMEA region and higher tariff-driven costs flowing through cost of goods sold. Operating profit for the first half of fiscal year 2026 was $54 million, a decrease of $8 million compared to the first half of fiscal 2025. The decrease in operating profit was mainly driven by the declines in our service business and higher tariff-driven costs flowing through cost of goods sold, as well as restructuring costs recorded in the current-year period.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including general industrial; refining and petrochemical; industrial MRO; machining & manufacturing; power generation; infrastructure; mining; and other markets. Its primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). The segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment (dollars in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Net sales	$149	$141	$286	$281
Operating profit	32	39	67	77
Operating profit %	21.2%	27.5%	23.5%	27.3%
IT&S segment net sales for the second quarter of fiscal 2026 increased by $8 million, or 6%, compared to the second quarter of fiscal 2025. The weakening of the U.S. dollar on foreign currency rates compared to the three months ended February 28, 2025 favorably impacted sales by $6 million, or 4%. This resulted in an organic sales increase of $2 million, or 1%, in the quarter. The organic sales increase is driven by growth in our product business, offset by activity declines in our service business. Service sales were down $3 million, or 13%, year-over-year, with a favorable impact of foreign currency of $1 million, or 4%, resulting in an organic service sales decline of 17%. Product sales were up $11 million, or 10%, year-over-year, with a favorable impact of foreign currency of $5 million, or 4%, resulting in organic product sales growth of 6%. The organic sales increase was due to tariff related actions and increased demand. Operating profit for the three months ended February 28, 2026 was $32 million, compared to $39 million in the same period of the prior year. The decrease in operating profit was mainly driven by the declines in our service business, as well as restructuring costs recorded in the current-year period.
IT&S segment net sales for the first half of fiscal 2026 increased by $6 million, or 2%, compared to the first half of fiscal 2025. The weakening of the U.S. dollar on foreign currency rates compared to the six months ended February 28, 2025 favorably impacted sales by $9 million, or 3%. This resulted in an organic sales decline of $3 million, or 1%. The organic sales decrease is driven by activity declines in our service business, partially offset by growth in our product business. Service sales were down $12 million, or 19%, year-over-year, with a favorable impact of foreign currency of $2 million, or 3%, resulting in an organic service sales decline of 22%. Product sales were up $17 million, or 8%, year-over-year, with a favorable impact of foreign currency of $7 million, or 3%, resulting in organic product sales growth of 5%. The organic sales increase was due to tariff related actions and increased demand. Operating profit for the six months ended February 28, 2026 was $67 million, compared to $77 million in the same period of the prior year. The decrease in operating profit was mainly driven by the declines in our service business, higher tariff-driven costs flowing through cost of goods sold, as well as restructuring costs recorded in the current-year period.
Corporate
Corporate expenses were $8 million in both the three months ended February 28, 2026 and 2025. Corporate expenses were $18 million and $17 million for the six months ended February 28, 2026 and 2025, respectively. The increase in expense was driven by higher personnel charges and growth investments.
Financing Costs, net
Net financing costs were $2 million in both the three months ended February 28, 2026 and 2025 and $4 million and $5 million in the six months ended February 28, 2026 and 2025, respectively. Financing costs decreased due to lower debt balances and interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates are as follows (dollars in millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Earnings before income tax expense	$22	$28	$48	$56
Income tax expense	6	7	12	13
Effective income tax rate	26.3%	24.5%	25.7%	23.3%
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

The effective tax rate for the three months ended February 28, 2026 was 26.3%, compared to 24.5% for the comparable prior-year period. The effective tax rate in each time period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended February 28, 2026 was primarily driven by the more favorable tax impact of stock compensation in the prior period as compared to the current period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At February 28, 2026, we had $99 million of cash and cash equivalents, of which $90 million was held by our foreign subsidiaries and $9 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities (dollars in millions):

	Six Months Ended February 28,
	2026	2025
Cash provided by operating activities	$29	$16
Cash used in investing activities	(7)	(39)
Cash used in financing activities	(75)	(25)
Effect of exchange rate changes on cash	—	—
Net decrease in cash and cash equivalents	$(53)	$(48)
Net cash provided by operating activities was $29 million and $16 million for the six months ended February 28, 2026 and 2025, respectively. The $13 million year-over-year variance is primarily driven by the timing of payments and increases in contract liabilities.
Net cash used in investing activities was $7 million and $39 million for the six months ended February 28, 2026 and 2025, respectively. This decreased use of cash was primarily due to the $27 million payment made for the DTA acquisition in the first quarter of fiscal 2025 and the decrease in capital expenditures in the current year after the prior year increase from the headquarter move during fiscal 2025.
Net cash used in financing activities was $75 million and $25 million for the six months ended February 28, 2026 and 2025, respectively. The $50 million increase in net cash used in financing activities for the six months ended February 28, 2026 was driven by higher share repurchases in the current-year period.
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
At February 28, 2026, there were no borrowings and $399 million available under the revolving line of credit facility. The Company was in compliance with all covenants under the senior credit facility at February 28, 2026.
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
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital (dollars in millions):

	February 28, 2026	PWC%	August 31, 2025	PWC%
Accounts receivable, net	$110	18%	$106	16%
Inventory, net	93	15%	79	12%
Accounts payable	(42)	(7)%	(43)	(6)%
Net primary working capital (1)	$160	26%	$142	21%
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
We had outstanding letters of credit of $7 million and surety bonds of $5 million at February 28, 2026 and $6 million of letters of credit and $5 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Contractual Obligations
Our contractual obligations have not materially changed at February 28, 2026 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the fiscal 2025 Annual Report on Form 10-K.
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
Interest Rate Risk: As of February 28, 2026, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $188 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $90 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended February 28, 2026.
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
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $7 million and operating profit would have been lower by $1 million for the three months ended February 28, 2026. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $37 million reduction to equity (accumulated other comprehensive loss) as of February 28, 2026, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 33,436,688 shares of common stock for $974 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million dollars of the Company's outstanding common stock. The Company repurchased and retired 1,655,307 shares for $66 million in the six months ended February 28, 2026 and 329,527 shares for $15 million in the six months ended February 28, 2025. At February 28, 2026 the maximum value of shares that may yet be purchased under the program is $135 million.

Period	Shares Repurchased	Average Price Paid per Share	Total Dollars used to Purchase shares as Part of Publicly Announced Programs (in thousands)	Maximum Number of Dollars That May Yet Be Purchased Under the Program (in millions)
December 1 to December 31, 2025	830,374	$39.67	$32,945	$152
January 1 to January 31, 2026	448,119	$39.13	$17,537	$135
February 1 to February 28, 2026	—	$—	$—	$135
	1,278,493	$39.49	$50,482
Item 5 – Other Information
During the three months ended February 28, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-l trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

101
The following materials from the Enerpac Tool Group Corp. Form 10-Q for the six months ended February 28, 2026 and 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: March 27, 2026	By:	/S/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer (Principal Financial Officer)