Form 10-Q
period 2026-05-31
ENERPAC TOOL GROUP CORP
filed 2026-07-09
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
 ————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Class A Common Stock as of July 6, 2026 was 51,137,646.

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
•the deterioration of, or instability in, the domestic and international economy and challenging end-market conditions, including as a result of geopolitical activity, including but not limited to, resumption of armed conflicts in the Middle East and potential impacts to shipping in that area, as well as the invasion of Ukraine by Russia and international sanctions imposed in response thereto;
•decreased demand from customers in the oil & gas industry, including as a result of significant volatility in oil prices resulting from disruptions in the oil markets, geopolitical activity impacting shipping and imposition of climate-related laws and regulations that disadvantage the oil & gas industry;
•uncertainty over global tariffs, the financial impact of tariffs, and whether or when the Company will receive refunds for the tariffs imposed pursuant to the International Emergency Economic Powers Act that were invalidated by the U.S. Supreme Court in February 2026;

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
•conditions to closing of announced acquisitions, including receipt of necessary regulatory approvals, may not be satisfied in the anticipated timeframe or at all, and an unanticipated event, change or other circumstance could arise that permits the termination of the agreement to effect such an acquisition, which could preclude the consummation of the acquisition;
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
•our ability to access capital markets; and
•other matters, including those of a political, economic, business, competitive and regulatory nature contained from time to time in our U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of our Form 10-K for the fiscal year ended August 31, 2025 filed with the SEC on October 17, 2025 (the “fiscal 2025 Annual Report on Form 10-K”) and in the “Risk Factors” section within Item 1A of this Quarterly Report on Form 10-Q.
When used herein, the terms “we,” “us,” “our” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries. Reference to fiscal years, such as “fiscal 2026,” are to the fiscal year ending on August 31 of the specified year. Enerpac Tool Group Corp. provides free-of-charge access to its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through its website, www.enerpactoolgroup.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

PART I—FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(in thousands, except per share amounts)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net sales	$167,553	$158,661	$466,568	$449,385
Cost of products sold	78,769	78,758	232,787	221,400
Gross profit	88,784	79,903	233,781	227,985

Selling, general and administrative expenses	45,819	41,125	130,958	124,865
Amortization of intangible assets	1,597	1,235	4,663	3,625
Restructuring charges	—	5,862	3,283	5,862
Operating profit	41,368	31,681	94,877	93,633
Financing costs, net	2,262	2,395	6,637	7,535
Other expense, net	413	947	1,875	2,184
Earnings before income tax expense	38,693	28,339	86,365	83,914
Income tax expense	8,895	6,295	21,127	19,246
Net earnings	$29,798	$22,044	$65,238	$64,668

Earnings per share
Basic	$0.58	$0.41	$1.25	$1.19
Diluted	$0.58	$0.41	$1.24	$1.18

Weighted average common shares outstanding
Basic	51,316	54,051	52,059	54,230
Diluted	51,568	54,417	52,405	54,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net earnings	$29,798	$22,044	$65,238	$64,668
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,585)	20,280	323	5,178
Pension and other postretirement benefit plans	267	213	810	794
Cash flow hedges	519	24	274	42
Total other comprehensive (loss) income, net of tax	(1,799)	20,517	1,407	6,014
Comprehensive income	$27,999	$42,561	$66,645	$70,682
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	(Unaudited)
	May 31, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$115,680	$151,558
Accounts receivable, net	105,866	106,085
Inventories, net	84,995	78,774
Other current assets	51,975	39,701
Total current assets	358,516	376,118
Property, plant and equipment, net	54,843	53,275
Goodwill	289,516	289,787
Other intangible assets, net	44,412	46,942
Other long-term assets	64,256	61,745
Total assets	$811,543	$827,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,000	$7,500
Trade accounts payable	38,146	42,944
Accrued compensation and benefits	25,001	28,108
Income taxes payable	9,178	5,425
Other current liabilities	51,945	53,125
Total current liabilities	134,270	137,102
Long-term debt, net	174,793	182,168
Deferred income taxes	7,223	6,192
Pension and postretirement benefit liabilities	6,349	7,147
Other long-term liabilities	64,880	61,564
Total liabilities	387,515	394,173
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 51,129,014 and 52,946,336 shares, respectively	10,226	10,589
Additional paid-in capital	247,909	243,137
Retained earnings	268,620	284,102
Accumulated other comprehensive loss	(102,727)	(104,134)
Stock held in trust	(4,860)	(3,542)
Deferred compensation liability	4,860	3,542
Total shareholders' equity	424,028	433,694
Total liabilities and shareholders’ equity	$811,543	$827,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended May 31,
	2026	2025
Operating Activities
Net earnings	$65,238	$64,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,133	10,706
Stock-based compensation expense	9,394	9,525
Provision for deferred income taxes	2,077	3,782
Amortization of debt issuance costs	440	440
Provision for bad debts	751	—
Other non-cash (income) expenses	(1,716)	1,059
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(228)	(3,971)
Inventories	(5,644)	(13,058)
Trade accounts payable	(5,035)	(973)
Prepaid expenses and other assets	(14,140)	(9,189)
Income tax accounts	3,732	(6,594)
Accrued compensation and benefits	(2,084)	1,830
Other accrued liabilities	3,345	(2,195)
Cash provided by operating activities	69,263	56,030

Investing Activities
Capital expenditures	(9,241)	(16,360)
Cash paid for business acquisitions, net of cash acquired	—	(26,744)
Other	(2,007)	—
Cash used in investing activities	(11,248)	(43,104)

Financing Activities
Borrowings on revolving credit facility	14,000	14,421
Principal repayments on revolving credit facility	(14,000)	(14,421)
Principal repayments on term loan	(5,000)	(3,750)
Purchase of treasury shares	(81,134)	(28,594)
Stock options, taxes paid related to the net share settlement of equity awards and other	(4,570)	(5,460)
Payment of cash dividend	(2,119)	(2,167)
Other	(949)	—
Cash used in financing activities	(93,772)	(39,971)

Effect of exchange rate changes on cash	(121)	457
Net decrease in cash and cash equivalents	(35,878)	(26,588)
Cash and cash equivalents - beginning of period	151,558	167,094
Cash and cash equivalents - end of period	$115,680	$140,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2025	52,946	$10,589	$243,137	$284,102	$(104,134)	$(3,542)	$3,542	$433,694
Net earnings	—	—	—	19,131	—	—	—	19,131
Other comprehensive loss, net of tax	—	—	—	—	(4,617)	—	—	(4,617)
Stock contribution to employee benefit plans and other	4	1	132	—	—	—	—	133
Vesting of equity awards	185	37	(37)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	(1)	—	—	—	(1)
Stock based compensation expense	—	—	2,975	—	—	—	—	2,975
Stock option exercises	16	3	405	—	—	—	—	408
Tax effect related to net share settlement of equity awards	—	—	(5,770)	—	—	—	—	(5,770)
Treasury stock repurchased and retired	(377)	(75)	—	(14,824)	—	—	—	(14,899)
Balance at November 30, 2025	52,774	10,555	240,842	288,408	(108,751)	(3,542)	3,542	431,054
Net earnings	—	—	—	16,308	—	—	—	16,308
Other comprehensive income, net of tax	—	—	—	—	7,823	—	—	7,823
Stock contribution to employee benefit plans and other	2	1	124	—	—	—	—	125
Vesting of equity awards	17	3	(3)	—	—	—	—	—
Stock based compensation expense	—	—	2,941	—	—	—	—	2,941
Stock option exercises	15	3	349	—	—	—	—	352
Tax effect related to net share settlement of equity awards	—	—	(43)	—	—	—	—	(43)
Stock issued to, acquired for and distributed from rabbi trust	10	2	(2)	—	—	(3,112)	3,112	—
Treasury stock repurchased and retired	(1,278)	(256)	—	(50,769)	—	—	—	(51,025)
Balance at February 28, 2026	51,540	$10,308	$244,208	$253,947	$(100,928)	$(6,654)	$6,654	$407,535
Net earnings	—	—	—	29,798	—	—	—	29,798
Other comprehensive income, net of tax	—	—	—	—	(1,799)	—	—	(1,799)
Stock contribution to employee benefit plans and other	4	1	154	—	—	—	—	155
Vesting of equity awards	3	1	(1)	—	—	—	—	—
Stock based compensation expense	—	—	3,478	—	—	—	—	3,478
Stock option exercises	5	1	128	—	—	—	—	129
Tax effect related to net share settlement of equity awards	—	—	(58)	—	—	—	—	(58)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	1,794	(1,794)	—
Treasury stock repurchased and retired	(423)	(85)	—	(15,125)	—	—	—	(15,210)
Balance at May 31, 2026	51,129	$10,226	$247,909	$268,620	$(102,727)	$(4,860)	$4,860	$424,028

ENERPAC TOOL GROUP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

(in thousands, except per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2024	54,235	$10,847	$235,660	$261,870	$(116,398)	$(3,777)	$3,777	$391,979
Net earnings	—	—	—	21,723	—	—	—	21,723
Other comprehensive loss, net of tax	—	—	—	—	(9,676)	—	—	(9,676)
Stock contribution to employee benefit plans and other	2	—	91	—	—	—	—	91
Vesting of equity awards	186	37	(37)	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	3	—	—	—	3
Stock based compensation expense	—	—	3,345	—	—	—	—	3,345
Stock option exercises	87	18	1,310	—	—	—	—	1,328
Tax effect related to net share settlement of equity awards	—	—	(6,405)	—	—	—	—	(6,405)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	3	(3)	—
Treasury stock repurchased and retired	(110)	(22)	—	(4,357)	—	—	—	(4,379)
Balance at November 30, 2024	54,400	10,880	233,964	279,239	(126,074)	(3,774)	3,774	398,009
Net earnings	—	—	—	20,901	—	—	—	20,901
Other comprehensive loss, net of tax	—	—	—	—	(4,827)	—	—	(4,827)
Stock contribution to employee benefit plans and other	2	—	97	—	—	—	—	97
Vesting of equity awards	73	14	(14)	—	—	—	—	—
Stock based compensation expense	—	—	2,841	—	—	—	—	2,841
Stock option exercises	2	1	37	—	—	—	—	38
Tax effect related to net share settlement of equity awards	—	—	(996)	—	—	—	—	(996)
Stock issued to, acquired for and distributed from rabbi trust	2	1	90	—	—	199	(199)	91
Treasury stock repurchased and retired	(220)	(44)	—	(10,132)	—	—	—	(10,176)
Balance at February 28, 2025	54,259	$10,852	$236,019	$290,008	$(130,901)	$(3,575)	$3,575	$405,978
Net earnings	—	—	—	22,044	—	—	—	22,044
Other comprehensive income, net of tax	—	—	—	—	20,517	—	—	20,517
Stock contribution to employee benefit plans and other	5	1	116	—	—	—	—	117
Stock based compensation expense	—	—	3,340	—	—	—	—	3,340
Stock option exercises	11	2	276	—	—	—	—	278
Tax effect related to net share settlement of equity awards	—	—	(9)	—	—	—	—	(9)
Stock issued to, acquired for and distributed from rabbi trust	15	3	(3)	—	—	(1)	1	—
Treasury stock repurchased and retired	(330)	(66)	—	(13,974)	—	—	—	(14,040)
Balance at May 31, 2025	53,960	$10,792	$239,739	$298,078	$(110,384)	$(3,576)	$3,576	$438,225
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
General
Enerpac Tool Group Corp. (the “Company”) is a premier industrial tools, services, technology and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Service Segment (“IT&S”), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture, and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial maintenance, repair and operations (“MRO”); machining & manufacturing; power generation; infrastructure; mining and other markets.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of August 31, 2025 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2025 Annual Report on Form 10-K.
In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2026.
Accumulated Other Comprehensive Loss
The following is a summary of the components included within the Company's accumulated other comprehensive loss:

(in thousands)	May 31, 2026	August 31, 2025
Foreign currency translation adjustments	$88,738	$89,061
Pension and other postretirement benefit plans	14,281	15,091
Cash flow hedges	(292)	(18)
Accumulated other comprehensive loss	$102,727	$104,134
Property, Plant and Equipment
The following is a summary of the components included within the Company's property, plant and equipment, net:

(in thousands)	May 31, 2026	August 31, 2025
Land, buildings & leasehold improvements	$28,113	$27,272
Machinery & equipment	156,781	152,138
Gross property, plant and equipment	184,894	179,410
Less: Accumulated depreciation	(130,051)	(126,135)
Property, plant and equipment, net	$54,843	$53,275

Product Warranty Costs
The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the “Other current liabilities” line in the Condensed Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for the nine months ended May 31, 2026 and 2025, respectively:

(in thousands)	Nine Months Ended May 31,
	2026	2025
Beginning balance	$1,089	$534
Provision for warranties	487	802
Warranty payments and costs incurred	(634)	(849)
Warranty activity for acquired businesses	—	381
Impact of changes in foreign currency rates	5	37
Ending balance	$947	$905
Tariff Refunds
Commencing in April 2025, the U.S. government implemented tariffs of at least 10% on goods imported from nearly all countries pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court ruled that these tariffs imposed under IEEPA were invalid. Subsequently, the U.S. Court of International Trade ruled that the collected tariffs in question must be refunded in accordance with the law. The U.S. Customs and Border Protection has issued an official notice and launched a special tariff refund program to facilitate such refunds. The Company has initiated the process of requesting refunds for IEEPA tariffs paid. We applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable. We estimate the amount of the probable refund to be $7.3 million, which was recorded in the three months ended May 31, 2026 within “Other current assets” in the Condensed Consolidated Balance Sheets and as a reduction to “Cost of products sold” in the Condensed Consolidated Statements of Earnings. The net impact of IEEPA tariffs, inclusive of the refund, was a $5.7 million benefit to “Cost of products sold” during the three months ended May 31, 2026 and was immaterial during the nine months ended May 31, 2026.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, and interim periods thereafter. The Company is evaluating the impact of the adoption of ASU 2023-09 on the consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.
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
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 11, “Segment Information” for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Revenues recognized at point in time	$131,938	$122,478	$365,351	$349,222
Revenues recognized over time	35,615	36,183	101,217	100,163
Total	$167,553	$158,661	$466,568	$449,385
Contract Balances
The Company's contract assets and liabilities are as follows:

(in thousands)	May 31, 2026	August 31, 2025
Receivables, which are included in accounts receivable, net	$105,866	$106,085
Contract assets, which are included in other current assets	15,004	11,759
Contract liabilities, which are included in other current liabilities	4,362	3,422
Receivables: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of customer receivables less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that may be collected in the future and records the appropriate provision. The allowance for doubtful accounts was $3.4 million and $3.8 million at May 31, 2026 and August 31, 2025, respectively.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.

Contract Liabilities: As of May 31, 2026, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that substantially all of the $4.4 million of contract liabilities will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
In the second quarter of fiscal 2026, the Company announced a new restructuring plan rightsizing our Hydratight service operation in the IT&S segment and reducing headcount in the segment to align with current market conditions, primarily in the EMEA Region (the “FY26 Restructuring Plan”). The restructuring is also designed to support our strategic transition of the IT&S segment toward a higher margin service business and growth objectives. In connection with the announcement of this plan, the Company recorded $3.3 million of restructuring costs in the nine months ended May 31, 2026.
The following summarizes reserve activity related to the FY26 Restructuring Plan for the IT&S segment for the nine months ended May 31, 2026:

(in thousands)	IT&S
Balance as of August 31, 2025	$—
Restructuring charges	3,283
Cash payments	(706)
Other non-cash uses of reserve	(370)
Impact of changes in foreign currency rates	(32)
Balance as of May 31, 2026	$2,175
During the three months ended May 31, 2025, in light of the soft market conditions and another step towards increasing efficiency of its selling, general and administrative spend, the Company incurred restructuring costs of $5.9 million, of which approximately three quarters was related to personnel actions and the remainder were charges associated with the Company's former headquarters location (the “FY25 Restructuring Plan”).

The following summarizes FY25 Restructuring Plan restructuring reserve activity for the IT&S segment and Corporate:

(in thousands)	Nine Months Ended May 31, 2026
	IT&S	Corporate
Balance as of August 31, 2025	$1,706	$1,379
Cash payments	(1,535)	(1,364)
Impact of changes in foreign currency rates	(44)	—
Balance as of May 31, 2026	$127	$15

	Nine Months Ended May 31, 2025
	IT&S	Corporate
Balance as of August 31, 2024	$—	$—
Restructuring charges	2,493	3,369
Cash payments	—	(415)
Balance as of May 31, 2025	$2,493	$2,954
Note 4. Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. (“DTA”), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is tied to the achievement of certain financial objectives with a maximum total purchase price of €36.0 million. Management has estimated the fair value of the earn-out liability to be €2.5 million at May 31, 2026 and August 31, 2025.
Note 5. Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the nine months ended May 31, 2026 are as follows:

(in thousands)	IT&S	Other	Total
Balance as of August 31, 2025	$278,578	$11,209	$289,787
Impact of changes in foreign currency rates	(271)	—	(271)
Balance as of May 31, 2026	$278,307	$11,209	$289,516
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows:

(in thousands, except periods)		May 31, 2026			August 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer Relationships	14	$115,089	$105,687	$9,402	$115,055	$104,083	$10,972
Patents	12	11,177	9,911	1,266	11,193	9,796	1,397
Developed Technology	7	11,981	2,627	9,354	10,283	1,469	8,814
Trademarks and tradenames	7	7,468	4,606	2,862	7,291	3,100	4,191
Indefinite lived intangible assets:
Tradenames	N/A	21,528	—	21,528	21,568	—	21,568
		$167,243	$122,831	$44,412	$165,390	$118,448	$46,942

The Company estimates that amortization expense will be $1.5 million for the remaining three months of fiscal 2026. Amortization expense for future years is estimated to be: $6.0 million in fiscal 2027, $3.9 million in fiscal 2028, $3.7 million in fiscal 2029, $2.9 million in fiscal 2030, $2.3 million in fiscal 2031 and $2.6 million cumulatively thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures, or changes in foreign currency exchange rates, among other causes.
Note 6. Debt
The following is a summary of the Company’s long-term indebtedness:

(in thousands)	May 31, 2026	August 31, 2025
Senior Credit Facility
Revolver	$—	$—
Term Loan	185,000	190,000
Total Senior Indebtedness	185,000	190,000
Less: Current maturities of long-term debt	(10,000)	(7,500)
Debt issuance costs	(207)	(332)
Total long-term debt, less current maturities	$174,793	$182,168
Senior Credit Facility
On September 9, 2022, the Company refinanced its previous senior credit facility with a new $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which is scheduled to mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. This facility replaces LIBOR with adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.150% to 0.275% per annum, based on the Company's net leverage. Borrowings under the credit facility bear interest at adjusted term SOFR plus 1.125% per annum.
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at May 31, 2026.
At May 31, 2026, there were $185.0 million in borrowings outstanding under the term loan, no borrowings outstanding under the revolving line of credit and $400.0 million available for borrowing under the revolving line of credit facility.
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
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both May 31, 2026 and August 31, 2025 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of less than $0.1 million at May 31, 2026 and a net asset of less than $0.1 million at August 31, 2025.
The fair value of the Company's interest rate swap and net investment hedge was an asset of $0.4 million and a liability of $4.8 million at May 31, 2026, respectively, and an asset of less than $0.1 million and a liability of $4.7 million at August 31, 2025, respectively. See Note 8, “Derivatives”, for further information on the Company's interest rate swap and net investment hedge. The fair value of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy.

Note 8. Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in “Other expense, net” in the Condensed Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $14.7 million and $10.3 million at May 31, 2026 and August 31, 2025, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of less than $0.1 million at May 31, 2026 and a net asset of less than $0.1 million at August 31, 2025. Net foreign currency loss (gain) (included in “Other expense, net” in the Condensed Consolidated Statements of Earnings) related to these derivative instruments are as follows:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Foreign currency loss (gain)	$72	$200	$(381)	$(124)
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
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of $0.6 million and $0.3 million for three and nine months ended May 31, 2026, respectively, and a net gain of less than $0.1 million for both the three and nine months ended May 31, 2025, is recorded in other comprehensive income.
The Company also uses derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. In November 2025, this cross-currency swap was amended to extend the maturity date to November 30, 2028. On October 28, 2024, the Company entered into an incremental cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million. The change in the fair value of the net investment hedges, a net gain of less than $0.6 million and a net loss of $0.1 million for the three and nine months ended May 31, 2026, respectively, and a net gain of $3.2 million and $2.5 million for the three and nine months ended May 31, 2025, respectively, is recorded in other comprehensive income.
Note 9. Earnings per Share
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 33,860,026 shares of common stock for $988.7 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million dollars of the Company's outstanding common stock. This new program took immediate effect, and replaced the prior share repurchase program that had been authorized in March 2022. The Company repurchased and retired 2,078,645 shares for $81.1 million in the nine months ended May 31, 2026 under the October 2025 authorization and 660,050 shares for $28.6 million in the nine months ended May 31, 2025 under the previous authorization. At May 31, 2026, the maximum value of shares that may yet be purchased under the program is $119.7 million.

The reconciliation between basic and diluted earnings per share is as follows:

(in thousands, except per share amounts)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Numerator:
Net earnings	$29,798	$22,044	$65,238	$64,668

Denominator:
Weighted average common shares outstanding - basic	51,316	54,051	52,059	54,230
Net effect of dilutive securities - stock based compensation plans	252	366	346	449
Weighted average common shares outstanding - diluted	51,568	54,417	52,405	54,679

Earnings per share:
Basic	$0.58	$0.41	$1.25	$1.19
Diluted	$0.58	$0.41	$1.24	$1.18

Anti-dilutive securities from stock based compensation plans (excluded from earnings per share calculation)	301	188	172	143
Note 10. Income Taxes
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates are as follows:

(Dollars in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Earnings before income tax expense	$38,693	$28,339	$86,365	$83,914
Income tax expense	8,895	6,295	21,127	19,246
Effective income tax rate	23.0%	22.2%	24.5%	22.9%
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
The effective tax rate for the three and nine months ended May 31, 2026 was 23.0% and 24.5%, respectively, compared to 22.2% and 22.9% respectively, for the respective comparable prior-year period. The effective tax rate in each period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended May 31, 2026 was primarily driven by the more favorable tax impact of uncertain tax position releases related to statute of limitations expirations in the prior period as compared to the current period. The higher effective tax rate for the nine months ended May 31, 2026 was primarily driven by the more favorable tax impact of stock compensation in the prior period as compared to the current period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.
Note 11. Segment Information
The Company is a global manufacturer of a broad range of industrial products and solutions. The IT&S reportable segment is primarily engaged in the design, manufacture, and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial MRO; machining & manufacturing; power generation; infrastructure; mining and other markets. The Other segment is included for purposes of reconciliation of the respective balances below to the condensed consolidated financial statements.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the Company’s segments. The measures regularly reviewed by our CODM include segment sales, segment operating profit and segment operating profit margin. Our CODM uses these financial measures, to evaluate and allocate capital and company resources as critical determinants of segment performance. In addition, these metrics are used to monitor actual to forecasted and budgeted results to benchmark to our peers. The following table includes segment sales, significant expense items and segment operating profit as viewed by the CODM for three and nine months ended May 31, 2026 and 2025:

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$133,531	$124,308	$370,956	$344,274
Service & Rental	27,435	29,066	76,457	89,950
	160,966	153,374	447,413	434,224
Other Segment	6,587	5,287	19,155	15,161
Consolidated Total	$167,553	$158,661	$466,568	$449,385

Cost of Products Sold
IT&S Segment	$75,798	$78,253	$223,683	$215,132
Other Segment	2,958	2,025	9,029	6,692
Corporate	13	(1,520)	75	(424)
Consolidated Total	$78,769	$78,758	$232,787	$221,400

Gross Profit
IT&S Segment	$85,168	$75,122	$223,731	$219,092
Other Segment	3,629	3,262	10,125	8,469
Corporate	(13)	1,519	(75)	424
Consolidated Total	$88,784	$79,903	$233,781	$227,985

Selling, General and Administrative Expenses
IT&S Segment	$34,914	$31,146	$99,944	$96,063
Other Segment	1,556	1,179	4,243	3,767
Corporate	9,349	8,800	26,771	25,035
Consolidated Total	$45,819	$41,125	$130,958	$124,865

Amortization of Intangible Assets
IT&S Segment	$1,542	$1,190	$4,533	$3,515
Other Segment	$—	$—	$—	$—
Corporate	55	45	130	110
Consolidated Total	$1,597	$1,235	$4,663	$3,625

Restructuring Charges
IT&S Segment	$—	$2,493	$3,283	$2,493
Corporate	—	3,369	—	3,369
Consolidated Total	$—	$5,862	$3,283	$5,862

(in thousands)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Operating Profit (Loss)
IT&S Segment	$48,712	$40,293	$115,971	$117,021
Other Segment	2,073	2,083	5,882	4,702
Corporate	(9,417)	(10,695)	(26,976)	(28,090)
Consolidated Total	$41,368	$31,681	$94,877	$93,633

Operating Profit %
IT&S Segment	30.3%	26.3%	25.9%	26.9%
Other Segment	31.5%	39.4%	30.7%	31.0%

Capital Expenditures:
IT&S Segment	$1,553	$2,194	$6,257	$6,824
Other Segment	108	89	142	369
Corporate	1,846	2,560	2,842	9,167
Consolidated Total	$3,507	$4,843	$9,241	$16,360

(in thousands)	May 31, 2026	August 31, 2025
Assets
IT&S Segment	$691,643	$672,123
Other Segment	25,136	25,294
Corporate	94,764	130,450
Consolidated Total	$811,543	$827,867
In addition to the impact of changes in foreign currency exchange rates, the comparability of segment and product line information is impacted by acquisition/divestiture activities, impairment and divestiture charges, restructuring costs and related benefits. Corporate assets, which are not allocated, principally represent cash and cash equivalents, property, plant and equipment, Right of Use (“ROU”) assets, capitalized debt issuance costs and deferred income taxes.
Note 12. Commitments and Contingencies
The Company had outstanding letters of credit of $5.8 million and surety bonds of $4.8 million at May 31, 2026 and $5.9 million of letters of credit and $4.8 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The matter remains subject to further legal proceedings in the Netherlands. The Company has not adjusted its estimate of financial penalties as a result of the status of legal proceedings in the nine months ended May 31, 2026. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 13. Subsequent Events
On July 7, 2026, pursuant to the provision of the senior credit facility permitting additional revolving commitments and/or term loans, the Company entered into an amendment to the agreement governing the senior credit to increase the revolving credit facility thereunder from $400 million to $625 million.
On July 7, 2026, the Company entered into an agreement to acquire Specialized Fabrication Equipment Group LLC (“SFE Group”) for approximately $451 million in cash (subject to customary closing date adjustments), and the issuance of approximately $21 million in restricted stock unit awards (subject to certain vesting requirements) to key personnel of SFE Group in lieu of cash payment of transaction bonuses to be owed by SFE Group to such personnel upon completion of the transaction. The Company expects to fund the transaction with cash on hand and borrowings under the senior credit facility, amended as described above. SFE Group is a global industrial equipment company focused on pipe fabrication, welding, machining, and maintenance tools. The transaction is expected to close during the first quarter of fiscal 2027, subject to customary closing conditions, including regulatory approvals.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Service Segment (“IT&S”), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial maintenance, repair and operations (“MRO”); machining & manufacturing; power generation; infrastructure; mining and other markets. Financial information related to the Company's reportable segment is included in Note 11, “Segment Information” in the notes to the condensed consolidated financial statements.
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
Our Business Model
Our long-term goal is to create sustainable returns for our shareholders through above-market growth in our core business, expanding our margins, generating strong cash flow, and being disciplined in the deployment of our capital. We intend to grow through execution of our organic growth strategy, focused on key vertical markets that benefit from long-term macro trends, driving customer driven innovation, expansion of our digital ecosystem to acquire and engage customers, and an expansion in emerging markets such as Asia Pacific. In addition to organic growth, we also focus on margin expansion through operational efficiency techniques, including lean, continuous improvement and 80/20, to drive productivity and lower costs, as well as optimizing our selling, general and administrative expenses through consolidation and shared service implementation. We also apply these techniques and pricing actions to offset commodity increases and inflationary pricing. Finally, cash flow generation is critical to achieving our financial and long-term strategic objectives. We believe driving profitable growth and margin expansion will result in cash flow generation, which we seek to supplement through minimizing primary working capital. We intend to allocate the cash flow that results from the execution of our strategy in a disciplined way toward investment in our businesses, maintaining our strong balance sheet, disciplined M&A program, and opportunistically returning capital to shareholders. We anticipate the compounding effect of reinvesting in our business will fuel further growth and profitable returns.
Results of Operations
The following table sets forth our results of operations:

(Dollars in millions, except per share amounts)	Three Months Ended May 31,				Nine Months Ended May 31,
Results from Operations (1)	2026		2025		2026		2025
Net sales	$168	100%	$159	100%	$467	100%	$449	100%
Cost of products sold	79	47%	79	50%	233	50%	221	49%
Gross profit	89	53%	80	50%	234	50%	228	51%
Selling, general and administrative expenses	46	27%	41	26%	131	28%	125	28%
Amortization of intangible assets	2	1%	1	1%	5	1%	4	1%
Restructuring charges	—	—%	6	4%	3	1%	6	1%
Operating profit	41	25%	32	20%	95	20%	94	21%
Financing costs, net	2	1%	2	2%	7	1%	8	2%
Other expense, net	0	—%	1	1%	2	—%	2	—%
Earnings before income tax expense	39	23%	28	18%	86	19%	84	19%
Income tax expense	9	5%	6	4%	21	5%	19	4%
Net earnings	$30	18%	$22	14%	$65	14%	$65	14%

Diluted earnings per share	$0.58		$0.41		$1.24		$1.18
(1) The summation of the individual components may not equal the total due to rounding. Period to period differences between line items included in the table may differ from the amount presented below due to rounding.

Consolidated net sales for the three months ended May 31, 2026 were $168 million, an increase of $9 million, or 6%, compared to the prior-year comparable period. Management refers to sales adjusted to exclude the impact of foreign currency changes and recent acquisitions and divestitures as “organic sales”. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $4 million, or 2%. This resulted in an organic sales increase of approximately 3% in the quarter. In the three months ended May 31, 2026, product sales grew $11 million, or 8%, year-over-year, with foreign currency favorably impacting product sales by $3 million, or 2%, resulting in organic product sales growth of 6% over the prior-year quarter. Service sales were down $2 million, or 6%, year-over-year, with a favorable impact of foreign currency of $1 million, or 3%, resulting in an organic service sales decline of 8%. Gross profit as a percent of sales increased to 53.0%, compared to 50.4% in the third quarter of fiscal 2025; the increase in gross profit margin is due to the flow through of the growth in product sales along with tariff refunds recorded in the third quarter, partially offset by continued pressure in our service business, primarily in the EMEA region. Operating profit for the third quarter of fiscal year 2026 was $41 million, an increase of $10 million compared to the third quarter of fiscal 2025. The increase in operating profit is due to flow through of the growth in product sales along with tariff refunds recorded in the third quarter, partially offset by continued pressure in our service business.
Consolidated net sales for the nine months ended May 31, 2026 were $467 million, an increase of $17 million, or 4%, compared to the prior-year comparable period. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $12 million, or 3%. This resulted in organic sales increase of approximately 1% for the nine months ended May 31, 2026 compared to the prior-year period. Product sales for the nine months ended May 31, 2026 grew $31 million, or 9%, with foreign currency favorably impacting sales by $9 million, or 3%, resulting in organic product sales growth of 6% over the prior-year period. Service sales were down $13 million, or 15%, year-over-year, with a favorable impact of foreign currency of $3 million, or 3%, resulting in an organic service sales decline of 18%. Gross profit as a percent of sales remained relatively flat at 50.1%, compared to 50.7% in the nine months ended May 31, 2025; gross profit margin has remained flat as growth in product sales has been offset by activity declines in our service business. Operating profit for the first nine months of fiscal year 2026 was $95 million, a decrease of $1 million compared to the first nine months of fiscal 2025. Operating profit has remained flat as growth related to increased product sales has been offset by activity declines in our service business, primarily in the EMEA region.
Segment Results
IT&S Segment
The IT&S segment is a global supplier of branded hydraulic and mechanical tools and services to a broad array of end markets, including general industrial; refining and petrochemical; industrial MRO; machining & manufacturing; power generation; infrastructure; mining; and other markets. Its primary products include branded tools, cylinders, pumps, hydraulic torque wrenches, highly engineered heavy lifting technology solutions and other tools (Product product line). The segment provides maintenance and manpower services to meet customer-specific needs and rental capabilities for certain of our products (Service & Rental product line). The following table sets forth the results of operations for the IT&S segment:

(Dollars in millions)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net sales	$161	$153	$447	$434
Operating profit	49	40	116	117
Operating profit %	30.3%	26.3%	25.9%	26.9%
IT&S segment net sales for the third quarter of fiscal 2026 increased by $8 million, or 5%, compared to the third quarter of fiscal 2025. The weakening of the U.S. dollar on foreign currency rates compared to the three months ended May 31, 2025 favorably impacted sales by $4 million, or 3%. This resulted in an organic sales increase of $4 million, or 2%, in the quarter. The organic sales increase is driven by growth in our product business, offset by declines in our service business. Service sales were down $2 million, or 6%, year-over-year, with a favorable impact of foreign currency of $1 million, or 3%, resulting in an organic service sales decline of 8% primarily attributable to lower activity. Product sales were up $9 million, or 7%, year-over-year, with a favorable impact of foreign currency of $3 million, or 2%, resulting in organic product sales growth of 5%. The organic sales increase was due to strong growth in our product business, especially in the Americas driven by our success in the power generation market. Operating profit for the three months ended May 31, 2026 was $49 million, compared to $40 million in the same period of the prior year. The increase in operating profit was mainly driven by the flow through of the growth in product sales along with tariff refunds recorded in the third quarter, partially offset by continued pressure in our service business.
IT&S segment net sales for the nine months ended May 31, 2026 increased by $13 million, or 3%, compared to the nine months ended May 31, 2025. The weakening of the U.S. dollar on foreign currency rates compared to the nine months ended May 31, 2025 favorably impacted sales by $12 million, or 3%. This resulted in an organic sales increase of $1 million, or 0.2%. The organic sales increase is driven by growth in our product business, partially offset by declines in our service business. Service sales were down $13 million, or 15%, year-over-year, with a favorable impact of foreign currency of $3 million, or 3%, resulting in an organic service sales decline of 18% primarily attributable to lower activity. Product sales were up $27 million, or 8%, year-over-year, with a favorable impact of foreign currency of $9 million, or 3%, resulting in organic product sales growth of 5%. The organic sales increase was due to strong growth in our product business, especially in the Americas driven by our success in the power generation market. Operating profit for the nine months ended May 31, 2026 was $116 million, compared to $117 million in the same period of the prior year. Operating profit has remained flat as growth related to increased product sales has been offset by activity declines in our service business, primarily in the EMEA region.
Corporate
Corporate expenses were $9 million and $11 million in the three months ended May 31, 2026 and 2025, respectively. Corporate expenses were $27 million and $28 million for the nine months ended May 31, 2026 and 2025, respectively. The decrease in expense was primarily driven by higher restructuring costs in the prior year.
Financing Costs, net
Net financing costs were $2 million in both the three months ended May 31, 2026 and 2025 and $7 million and $8 million in the nine months ended May 31, 2026 and 2025, respectively. Financing costs decreased for the nine-month period due to lower debt balances and interest rates.
Income Tax Expense
The Company's global operations, acquisition activity (as applicable) and specific tax attributes provide opportunities for continuous global tax planning initiatives to maximize tax credits and deductions. Comparative earnings before income taxes, income tax expense and effective income tax rates are as follows:

(Dollars in millions)	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Earnings before income tax expense	$39	$28	$86	$84
Income tax expense	9	6	21	19
Effective income tax rate	23.0%	22.2%	24.5%	22.9%
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
The effective tax rate for the three and nine months ended May 31, 2026 was 23.0% and 24.5%, respectively, compared to 22.2% and 22.9% respectively, for the respective comparable prior-year period. The effective tax rate in each period was impacted by year-to-date losses and deductions in jurisdictions where no tax benefit can be realized. The higher effective tax rate for the three months ended May 31, 2026 was primarily driven by the more favorable tax impact of uncertain tax position releases related to statute of limitations expirations in the prior period as compared to the current period. The higher effective tax rate for the nine months ended May 31, 2026 was primarily driven by the more favorable tax impact of stock compensation in the prior period as compared to the current period. Both the current and prior-year period effective income tax rates include the impact of non-recurring items.
Cash Flows and Liquidity
At May 31, 2026, we had $116 million of cash and cash equivalents, of which $100 million was held by our foreign subsidiaries and $16 million was held domestically. The following table summarizes our cash flows provided by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended May 31,
	2026	2025
Cash provided by operating activities	$69	$56
Cash used in investing activities	(11)	(43)
Cash used in financing activities	(94)	(40)
Effect of exchange rate changes on cash	—	—
Net decrease in cash and cash equivalents	$(36)	$(27)
Net cash provided by operating activities was $69 million and $56 million for the nine months ended May 31, 2026 and 2025, respectively. The $13 million year-over-year variance is primarily driven by working capital improvements and decreases in cash taxes paid.

Net cash used in investing activities was $11 million and $43 million for the nine months ended May 31, 2026 and 2025, respectively. This decreased use of cash was primarily due to the $27 million payment made for the DTA acquisition in the first quarter of fiscal 2025 and the decrease in capital expenditures in the current year compared to increased expenditures related to relocation of the Company’s corporate headquarters in fiscal 2025.
Net cash used in financing activities was $94 million and $40 million for the nine months ended May 31, 2026 and 2025, respectively. The $54 million increase in net cash used in financing activities for the nine months ended May 31, 2026 was driven by higher share repurchases in the current-year period.
On September 9, 2022, the Company refinanced its previous senior credit facility with a $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which is scheduled to mature in September 2027. The Company has the option to request up to $300 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. The senior credit facility contains restrictive covenants and financial covenants. See Note 6, “Debt” in the notes to the condensed consolidated financial statements for further details regarding the senior credit facility.
At May 31, 2026, there were no borrowings and $400 million available under the revolving line of credit facility. The Company was in compliance with all covenants under the senior credit facility at May 31, 2026.
On July 7, 2026, pursuant to the provision of the senior credit facility permitting additional revolving commitments and/or term loans, the Company entered into an amendment to the agreement governing the senior credit to increase the revolving credit facility thereunder from $400 million to $625 million.
On July 7, 2026, the Company entered into an agreement to acquire Specialized Fabrication Equipment Group LLC (“SFE Group”) for approximately $451 million in cash (subject to customary closing date adjustments), and the issuance of approximately $21 million in restricted stock unit awards (subject to certain vesting requirements) to key personnel of SFE Group in lieu of cash payment of transaction bonuses to be owed by SFE Group to such personnel upon completion of the transaction. The Company expects to fund the transaction with cash on hand and borrowings under the senior credit facility, amended as described above. SFE Group is a global industrial equipment company focused on pipe fabrication, welding, machining, and maintenance tools. The transaction is expected to close during the first quarter of fiscal 2027, subject to customary closing conditions, including regulatory approvals.
We believe that the revolving credit line under the senior credit facility, as amended, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales (PWC %) as a key metric of working capital management. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months sales annualized. The following table shows a comparison of primary working capital:

(Dollars in millions)	May 31, 2026	PWC%	August 31, 2025	PWC%
Accounts receivable, net	$106	16%	$106	16%
Inventory, net	85	13%	79	12%
Accounts payable	(38)	(6)%	(43)	(6)%
Net primary working capital (1)	$153	23%	$142	21%
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
We had outstanding letters of credit of $6 million and surety bonds of $5 million at May 31, 2026 and $6 million of letters of credit and $5 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
We are also subject to certain contingencies with respect to legal proceedings and regulatory matters which are described in Note 12, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements. While there can be no assurance of the ultimate outcome of these matters, the Company believes that there will be no material adverse effect on the Company's results of operations, financial position or cash flows.
Contractual Obligations
Our contractual obligations have not materially changed at May 31, 2026 from what was previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Obligations” in the fiscal 2025 Annual Report on Form 10-K.
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
Interest Rate Risk: As of May 31, 2026, long-term debt consisted of no borrowing under the revolving line of credit (variable rate debt) and $185 million of term loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $90 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable rate debt would have resulted in less than $1 million of an increase in financing costs for the three months ended May 31, 2026.
Foreign Currency Risk: We maintain operations in the U.S. and various foreign countries. Our more significant non-U.S. operations are located in Australia, the Netherlands, the United Kingdom, United Arab Emirates and China, and we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. Under certain conditions, we enter into hedging transactions (primarily foreign currency exchange contracts) that enable us to mitigate the potential adverse impact of foreign currency exchange rate risk. See Note 8, “Derivatives” in the notes to the consolidated financial statements for further information. We do not engage in trading or other speculative activities with these transactions, as established policies require that these hedging transactions relate to specific currency exposures.
The strengthening of the U.S. dollar against most currencies can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, quarterly sales and operating profit were re-measured assuming a ten percent decrease in all foreign exchange rates compared with the U.S. dollar. Using this assumption, quarterly sales would have been lower by $8 million and operating profit would have been lower by $1 million for the three months ended May 31, 2026. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on sales levels or local currency prices. Similarly, a ten percent decline in foreign currency exchange rates versus the U.S. dollar would result in a $37 million reduction to equity (accumulated other comprehensive loss) as of May 31, 2026, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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
Changes in Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 33,860,026 shares of common stock for $989 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million dollars of the Company's outstanding common stock. The Company repurchased and retired 2,078,645 shares for $81 million in the nine months ended May 31, 2026 and 660,050 shares for $29 million in the nine months ended May 31, 2025. At May 31, 2026 the maximum value of shares that may yet be purchased under the program is $120 million.

Period	Shares Repurchased	Average Price Paid per Share	Total Dollars used to Purchase shares as Part of Publicly Announced Programs (in thousands)	Maximum Number of Dollars That May Yet Be Purchased Under the Program (in millions)
March 1 to March 31, 2026	56,950	$35.10	$1,999	$133
April 1 to April 30, 2026	366,388	$35.62	$13,052	$120
May 1 to May 31, 2026	—		$—	$120
	423,338	$35.55	$15,051
Item 5 – Other Information
On April 1, 2026, Benjamin J. Topercer, the Company’s Executive Vice President and Chief Human Resources Officer, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Topercer’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the sale of up to 4,800 shares of our common stock between June 30, 2026 and March 31, 2027.
On April 23, 2026, E. James Ferland, the Company’s non-executive Chair of the Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Ferland’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the potential exercise of vested stock options (which, if not exercised, would expire on January 16, 2027) and the associated sale of up to 2,930 shares of our common stock obtained upon the exercise of such stock options, between July 23, 2026 and January 15, 2027.
On April 23, 2026, Danny L. Cunningham, a member of the Company’s Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). Mr. Cunningham’s Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the potential exercise of vested stock options (which, if not exercised, would expire on January 16, 2027) and the associated sale of up to 2,930 shares of our common stock obtained upon the exercise of such stock options, between July 23, 2026 and January 15, 2027.

Item 6 – Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.10*	Senior Officer Severance Plan (as amended and restated as of April 21, 2026)		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101
The following materials from the Enerpac Tool Group Corp. Form 10-Q for the nine months ended May 31, 2026 and 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.
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

ENERPAC TOOL GROUP CORP.
(Registrant)
Date: July 9, 2026	By:	/s/ DARREN M. KOZIK
Darren M. Kozik
Executive Vice President and Chief Financial Officer (Principal Financial Officer)