Form 10-K
period 2026-08-31
ENERPAC TOOL GROUP CORP
filed 2026-10-29
CIK 6955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☐          No   ☒

As of February 28, 2026, the last business day of the registrant's second fiscal quarter, the aggregate market value of the shares of Class A common stock (based upon the closing price on the New York Stock Exchange on February 28, 2026) held by non-affiliates of the Registrant was approximately $2.08 billion.

There were 51,305,685 shares of the Registrant’s Class A Common Stock outstanding as of October 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 2027 are incorporated by reference into Part III hereof.

When used herein, the terms “we,” “us,” “our,” “Enerpac,” and the “Company” refer to Enerpac Tool Group Corp. and its subsidiaries.
References to fiscal years, such as “fiscal 2026,” are to the fiscal year ending on August 31 of the specified year.

Enerpac provides free-of-charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, through our investor website, ir.enerpactoolgroup.com, as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”).

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS
This annual report on Form 10-K contains certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “objective,” “plan,” “project” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, those described under “Item 1A. Risk Factors” of this annual report on Form 10-K and other matters, including those of political, economic, business, competitive and regulatory nature contained from time to time in our filings with the SEC. We disclaim any obligation, except to the extent required by applicable law, to publicly update or revise any forward-looking statements as a result of new information, future events or any other reason.
PART I
Item  1.    Business
General
Enerpac Tool Group Corp. is a premier industrial tools, services, technology, and solutions provider serving a broad and diverse set of customers and end markets for mission-critical applications in more than 100 countries. Enerpac Tool Group's businesses are global leaders in providing high pressure hydraulic tools, controlled force products and solutions for precise positioning of heavy loads that help customers safely and reliably tackle some of the most challenging jobs around the world. The Company was founded in 1910 and is headquartered in Milwaukee, Wisconsin. The Company has one reportable segment, the Industrial Tools & Services (“IT&S”) Segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial maintenance, repair and operations (“MRO”); machining & manufacturing; power generation; infrastructure; mining; and other markets. Financial information related to the Company's reportable segment for the fiscal periods covered by this report is included in Note 16, “Business Segment, Geographic and Customer Information” in the notes to the consolidated financial statements. The Company has an Other operating segment, which does not meet the criteria to be considered a reportable segment. On October 28, 2026, we completed the acquisition of Specialized Fabrication Equipment Group LLC (“SFE Group”). We have included a separate description of SFE Group below, while the remaining discussion of our business in this Item 1, including the IT&S segment, is with respect to our business operated at the end of fiscal 2026 and prior to the completion of the acquisition of SFE Group.
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
On the services side of the segment, our highly trained technicians provide maintenance and manpower services to meet their customer-specific needs including bolting, machining, and joint integrity. We also provide rental services for certain of our products.
Our branded tools and services are primarily marketed through the ENERPAC®, HYDRATIGHT®, LARZEP®, SIMPLEX® and DTA the Smart Move® brand names.
The segment delivers products and services primarily through our world-class, global network of distributors, as well as direct sales to OEMs and select end users.
Other Operating Segment
Cortland Biomedical is a full-service biomedical textile product development company and represents the Other operating segment. Cortland Biomedical does not meet the quantitative or qualitative thresholds to be considered a reportable segment and, since the business is not closely related to the IT&S segment, results are not aggregated to be included in the results of the IT&S reportable segment. Certain information related to the Other operating segment is disclosed within Note 16, “Business Segment, Geographic and Customer Information” in the notes to the consolidated financial statements in order to comply with requirements under generally accepted accounting principles in the United States (“US GAAP”) to reconcile certain required disclosures to the Consolidated Financial Statements.
Acquisition of SFE Group
On October 28, 2026, we acquired SFE Group in a merger transaction in which the aggregate amount paid by the Company with respect to the equity interests in SFE Group was approximately $452 million in cash, plus the issuance by the Company of approximately $20 million in restricted stock unit awards to key personnel of SFE Group, in lieu of cash payment of transaction bonuses owed by SFE Group to such personnel upon completion of the merger transaction. The cash portion of the acquisition consideration is subject to customary adjustments for the level of cash, net working capital, transaction related expenses (including with respect to the transaction bonuses), indebtedness and other similar items existing at SFE Group and its subsidiaries as of the closing date of the transaction.
SFE Group is a global industrial equipment company focused on specialized fabrication, welding, machining, and maintenance tools. It was formed in 2019 through the merger of three established brands and subsequent acquisitions to include the following brands: Climax, B&B Sumner, Axxair, Sumner Material Lifts, TAG, Mathey Dearman, Magnatech, Bortech, Fit-Up Pro, H&S Tool, PPM, and Calder. SFE Group serves industries such as aerospace & defense, food & beverage, bio-pharma, oil & gas, manufacturing, utilities, power generation, semiconductor, maritime, mining, transportation, data centers, and hospitals. SFE Group operates five manufacturing and fabrication facilities located in the United States, France, and the United Kingdom and had approximately 340 employees at August 31, 2026.
International Business
Our products and services are generally available globally, with our principal markets outside the United States being Europe, the Middle East and Asia. In fiscal 2026, we derived 39% of our net sales from the United States, 26% from Europe, 13% from the Middle East, 10% from Asia and 12% from other geographic areas. We have operations around the world that allow us to draw on the skills of a global workforce, provide flexibility to our operations, drive economies of scale, provide revenue streams that may help offset economic trends that are specific to individual countries, and facilitate access to new markets. Although international operations are subject to certain risks, we continue to believe that a global presence is key to maintaining strong relationships with many of our global customers and suppliers. Financial information related to the

Company's geographic footprint of our continuing operations is included in Note 16, “Business Segment, Geographic and Customer Information” in the notes to the consolidated financial statements.
Product Development and Engineering
We conduct research and development (“R&D”) activities to develop new products and to enhance the functionality, effectiveness, ease of use and reliability of our existing products. We believe that our engineering and research and development efforts have been, and continue to be, key drivers of our success in the marketplace. Our advanced design and engineering capabilities contribute to the development of innovative and highly engineered products, maintain our technological leadership and enhance our ability to provide customers with unique and customized solutions and products. We anticipate that we will continue to make significant expenditures on research and development as we seek to provide new innovative tools and services to grow our market share. R&D costs are expensed as incurred and were $15 million in fiscal 2026, $14 million in fiscal 2025 and $12 million in fiscal 2024.
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
Manufacturing and Operations
While we do have manufacturing capabilities including machining and fabrication, our manufacturing consists primarily of light assembly of components we source from a network of global suppliers. We have implemented single piece flow processes in most of our plants which reduce inventory levels, lower re-work costs and shorten lead times to customers. Components are built to our highly engineered specifications by a variety of suppliers in best-cost locations including various countries in Asia. We have built strong relationships with our key suppliers and, while we single source certain of our components, in many cases there are several qualified alternative sources.
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
Order Backlogs and Seasonality
Our operating segments have a relatively short order-to-ship cycle. We had order backlogs of $81 million and $54 million at August 31, 2026 and 2025, respectively. The increase in our order backlog year over year was primarily due to strong order growth. Assuming no significant supply chain constraints arise after the date of this report, substantially all of the backlog at August 31, 2026 is expected to be filled within twelve months.

While we typically experience a stronger second half of our fiscal year, our consolidated sales are not subject to significant seasonal fluctuations.

Percentages of Sales by Fiscal Quarter*
	2026	2025
Quarter 1 (September - November)	22%	24%
Quarter 2 (December - February)	24%	24%
Quarter 3 (March - May)	26%	26%
Quarter 4 (June - August)	28%	27%
	100%	100%
*Amounts may not add to 100% due to rounding.
Human Capital Management
The goal of our human capital management strategy and practices is for Enerpac to be considered an employer of choice, and our initiatives and programs are predicated on making this objective a reality.
The talent that makes up our workforce (approximately 2,100 employees as of August 31, 2026) is critical to the success of our company and the ability to deliver shareholder value. Our talent development framework is built around a robust performance management and development structure. Together with their leaders, employees establish annual goals and objectives that align directly with our organizational commitments. We monitor progress throughout the year, with candid and frequent dialogue encouraged along the way, and a formal check-in process at the mid-year point to facilitate a clear understanding of progress against goals as well as career development for our employees. Semi-annually, our Executive Leadership Team reviews the skills we require to execute our corporate strategy and key role requirements to identify development opportunities for our emerging talent. Annually, we conduct performance reviews and succession planning, and we promote a long-term career development view by encouraging the creation of unique individual development plans. Training opportunities for all levels of the organization are available and focus on skill, competency and leadership development. We believe in coaching and the sharing of perspectives, and we facilitate mentorship opportunities for the benefit of our workforce. We are committed to devoting the time, resources and planning necessary to maximize the potential of our employees' career development, as well as addressing the future skills needs of our organization.
In 2025, we rolled out Building a Culture of Success: Competencies and Behaviors for Enerpac Employees and Leaders, a very detailed competency model with behavioral guidance that we believe will foster the kind of culture that allows all of our employees to thrive. Launched in July 2025, our employees completed a comprehensive workshop to explain what the model is, how to use it, and how it is used within the organization. In fiscal 2027, we are launching training for all People Leaders to learn more about the Leader Competencies, with workshops and training for each of those competencies.
We offer competitive compensation and benefits tailored to the geographical markets and industries in which we operate. In the U.S., employees who work more than 30 hours per week are eligible for a comprehensive menu of benefits, including healthcare (health, dental, and vision) coverage, health savings accounts with $500/$1,000 employer funding, dependent care and healthcare flexible spending accounts, company-paid short-term disability, long-term disability, company-paid base life and accidental disability insurance, voluntary life coverage up to 6x annual salary, and spousal and dependent life coverage. Employees are offered thirteen paid holidays, three weeks of paid time off, military leave, a 401(k) retirement plan with a Company match and immediate vesting, access to our employee assistance program, an annual bonus program with broad participation, equity incentive programs, and an employee stock purchase plan that allows employees to buy company shares at a 15% discount (up from 10% in fiscal 2024). Both part-time and full-time employees are eligible for adoption assistance and up to 12 weeks of parental leave, of which six weeks are paid for full-time employees at an employee's full salary. We offer tuition reimbursement up to $7,000 for associate and undergraduate programs and $9,000 for graduate programs. We also offer a dependent scholarship of up to $2,500 for both part-time and full-time employees. We continue to evaluate enhancements to our compensation and benefit programs in all locations to ensure we remain competitive and meet the needs of our employees.
Employee Safety. The safety, health, and well-being of our employees, contractors, and visitors at our sites globally is our top priority and a principle that is deeply embedded in our culture. Our leaders and employees at all levels embrace our health, safety, security, environment, and quality (''HSSEQ'') programs, which translates into an enterprise-wide obligation to provide healthy, safe and productive work environments for our employees and deliver high standards of safety and quality in the products, services and solutions for our customers and end-users. At the heart of our HSSEQ efforts is a desire to foster a culture of continuous improvement and employee collaboration and empowerment through training, frequent and constructive management engagement, a risk-based evaluation of business activities and behaviors, and the deployment of programs and resources to mitigate those risks. We continually track and report our performance, including thorough reviews of incidents, near-misses, and quality issues; and management accountability and discussion of these improvement opportunities is a cornerstone of all business reviews. We finished the year with a Total Case Incident Rate (TCIR), of 0.68, compared with 0.54 in fiscal 2025. Although this represents an increase of approximately 26% from the prior year, our TCIR remains significantly below industry averages and continues to place the Company within the top performing quartile of the BLS Machinery Manufacturing (NAICS 333) benchmark for businesses with more than 1,000 employees.
Executive Officers of the Registrant
The names, ages and positions of all of the executive officers of the Company as of October 17, 2026 are listed below.

Name	Age	Position
Paul E. Sternlieb	54	President and Chief Executive Officer
Darren M. Kozik	49	Executive Vice President and Chief Financial Officer
Eric T. Chack	48	Executive Vice President - Operations
Mart T.W. Hinnen	44	Executive Vice President of Innovation & Heavy Industrial Technologies
Philip A. Jefferson	51	Executive Vice President, Chief Commercial Officer
Noah N. Popp	53	Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Counsel
Benjamin J. Topercer	49	Executive Vice President, Chief People & Technology Officer
Paul E. Sternlieb, President and Chief Executive Officer, was appointed President and Chief Executive Officer of the Company in October 2021. Prior to joining the Company, Mr. Sternlieb served as Executive Vice President and President, Protein, at John Bean Technologies Corporation (“JBT”) since October 2017. Prior to JBT, Mr. Sternlieb was Group President, Global Cooking in the Food Equipment Group at Illinois Tool Works since 2014. He served as a Vice President & General Manager with Danaher from 2011 to 2014. Before Danaher, he held management roles with the H.J. Heinz Company, a leading food production company, and was a consultant with McKinsey & Company.
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
Mart T.W. Hinnen, Executive Vice President of Innovation & Heavy Industrial Technologies, joined the Company in March 2008 and has been promoted into roles of increasing responsibility since then, including General Manager of Heavy Lifting Technology & Machining in May of 2018, leading the ASCEND transformation program in April of 2022, adding the responsibility as Vice President of Innovation as of January 2024 and most recently promoted to Executive Vice President of Innovation & Heavy Industrial Technologies in May of 2026. Prior to joining the Company, Mart was an Internal Auditor at AXA. He has experience in implementing business transformations and market-leading innovation programs. Mart holds master’s degrees in Industrial Engineering and Management from the University of Twente (Netherlands), in IT auditing from the University of Amsterdam (Netherlands), and in Finance & Control from the University of Nyenrode (Netherlands).
Philip A. Jefferson, Executive Vice President, Chief Commercial Officer, joined the Company as the President of the Europe, Middle East, and Africa (“EMEA”) Region in June of 2023; was promoted to Regional President, Americas & EMEA, in November of 2024; and most recently to Executive Vice President, Chief Commercial Officer in May of 2026. Prior to joining the Company, Phil served as European Sales & Marketing Director at Honeywell International from March 2022 to June 2023 and Vice President Strategic Sales & Innovation at The Barcode Warehouse from July 2020 to March 2022. Prior to joining The Barcode Warehouse, he held senior commercial leadership roles at Motorola Solutions. He has extensive experience in recruiting, developing, and leading high performing commercial teams. Phil holds a bachelor’s degree from the University of Birmingham (UK).

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
Benjamin J. Topercer, Executive Vice President, Chief People & Technology Officer, joined the Company in February 2022, serving as Executive Vice President and Chief Human Resource Officer until his appointment as Executive Vice President, Chief People & Technology Officer in August 2026. In his role, Ben is responsible for leading several key functions including Human Resources; Information Technology; Health, Safety, Security, and Environment and Corporate Communications. From June 2016 until he joined Enerpac, Mr. Topercer was the Chief Human Resource Officer for Vantage Specialty Chemicals, a manufacturer of specialty chemicals and ingredients included in consumer and industrial products. Prior to joining Vantage, he served in various human resources management roles for Premier Farnell Corporation, a distributor of electronic components, including as Global Head of HR for its sales, marketing, e-commerce and technology groups and specified business units, from September 2013 to June 2016. Prior to that, Mr. Topercer served as Director, Human Resources for Eaton Corporation, and its predecessor, Cooper Industries, from July 2011 to September 2013. Prior to that, he served in positions of progressive responsibility in the human resources group of Henkel Corporation from September 2004 to July 2011 and at Rexam Sussex from March 2000 to September 2004.
Item  1A.    Risk Factors
The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing the Company. If any of the events contemplated by the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may adversely impact our business, including our ability to execute our strategic growth and profitability objectives.
Risks Related to Economic Conditions
Supply chain issues, including shortages of adequate component supply or that increase our costs or cause delays in our ability to fulfill orders, or a failure by us to estimate customer demand properly, could have an adverse impact on our business and operating results and our relationships with customers.
We rely on our supply chain for components and raw materials to manufacture our products and provide services to our customers. We may experience a reduction or interruption in supply due to factors beyond our control, including as a result of geopolitical conflicts and the imposition of international sanctions in response thereto, a significant natural disaster, pandemics, or shortages in global freight capacity. Our vendors may be unable or unwilling to meet our demand for raw materials or components, or significantly increase lead times for deliveries, which we may be unable to offset through alternate sources of supply. Further, vendors may impose significant increases in the price of critical components and raw materials that we may be unable to pass along to our customers. In addition, a failure by us to appropriately forecast or adjust our requirements for components or raw materials based on our business needs and volatility in demand for our products may impact our ability to timely procure raw materials and components necessary to maintain desired productivity in our operations. These supply chain issues, and others, could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
We procure certain components for our products from single or limited suppliers. In the event of supply disruptions from these suppliers, we may not be able to diversify our supply base for such components in a timely manner or may experience quality issues with alternate sources. Further, we procure a portion of our components from suppliers located in China, and we are therefore exposed to potential disruptions in deliveries from these suppliers due to political tensions with China, including tariffs and other trade restrictions; geopolitical risks; energy shortages or other causes. Our growth and ability to meet customer demand depend in large part on our ability to obtain timely deliveries of components and raw materials from our suppliers, and significant disruptions in their supply could have an adverse material affect on our business, operating results, and financial condition and could materially damage customer relationships.
We have in the recent past experienced supply shortages and inflationary pressures for certain components and raw materials that are important to our manufacturing process. The factors described above and others may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts may continue to impact us in the future. Moreover, our customers may be impacted by these same supply disruptions, reducing their demand for our products and services, which can adversely affect our financial results. Although we have generally secured additional supply from existing or alternate suppliers or taken other mitigating actions when such disruptions have occurred in past periods, there is no guarantee we can continue to do so in the future, and our business, results of operations, and financial condition could be adversely affected. When facing component supply-related challenges, we may also increase our inventories and purchase commitments to shorten lead times and increase the likelihood of maintaining adequate inventories to meet customer expectations. If the demand for our products is less than our expectations or if we otherwise fail to anticipate customer demand properly, an oversupply of components could result in inventory levels that could also lead to significant excess and obsolete inventory charges and adversely affect our operating and financial results.
Deterioration of, or instability in, the domestic and international economy and challenging end-market conditions could impact our ability to grow the business and adversely impact our financial condition, results of operations and cash flows and our ability to execute our strategy.
Our businesses and operating results have been, and will continue to be, affected by domestic and international economic conditions. Demand for our products and services is affected by general economic and business conditions in our served end markets. A substantial portion of our revenues is derived from customers in cyclical industries (such as the industrial and oil & gas sectors) that typically are adversely affected in periods of economic contraction or volatility. In such periods, our customers may experience deterioration of their businesses, which may reduce or delay our sales. Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds and repairs, commodity prices, general economic conditions, availability of credit, funding available from government sources, and expectations of future market behavior. We have experienced contraction and challenging demand conditions in many of our served markets historically, and it is reasonably possible that we could experience such conditions in the future, which may adversely affect our financial condition, results of operations and cash flows and our ability to execute our strategy.
Disruptions in global oil markets have adversely affected our business and results of operations and similar events in the future may adversely affect our business and results.
A portion of our revenues is derived from customers in the midstream and downstream oil & gas industry. Disruptions in the global oil & gas markets (such as those due to the armed conflicts in the Middle East and the Ukraine/Russia conflict and the resulting international sanctions) and other changes in the supply of, and demand for, oil can have significant impacts on oil prices and negatively affect cash flows for many of those customers. In addition, oil and gas infrastructure has been targeted in the armed conflicts in the Middle East and in Ukraine and Russia. Combined, these disruptions have resulted in, and in the future could result in, lower capital expenditures and project modifications, delays or cancellations by those customers, reducing the demand for certain of our products and services in that end market, which could adversely affect our results of operations and financial condition.
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.
Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. In the past year, the U.S. government has imposed significant tariffs impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. In response, some countries have announced or imposed tariffs on goods made in the U.S., along with other trade restrictions, such as export restrictions on certain goods, including critical minerals, produced in their countries. These actions could depress demand for our products or increase the cost to manufacture our products, which may affect the competitiveness of our products relative to manufacturers not affected by such actions. Moreover, protracted trade disputes and uncertainty with respect to tariffs and trade agreements can adversely affect general economic conditions. All of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Risks Related to Our Business and Operations
Logistics challenges, including global freight capacity shortages, could increase our freight costs or cause delays in our ability to fulfill orders and could have an adverse impact on our business and operating results.
The Company’s ability to import products in a timely and cost-effective manner has been, and may continue to be, adversely affected by shortages of freight capacity, delays at ports, port strikes, and other issues that otherwise affect transportation and warehousing providers. For example, the armed conflicts in the Middle East and the associated attacks on commercial ships in the region have caused global increases in shipping costs, as well as significant delays for some shipments. Globally, the shipping industry faces other challenges, including labor disputes at major ports and railways and weather-related disruptions, such as droughts in Panama reducing capacity in the Panama Canal, and extreme volatility in the price of oil. These issues could delay the delivery of our products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher freight and logistics costs, which could have an adverse impact on the Company’s business and financial condition.

We face collection risk for receivables in foreign jurisdictions.
We sell products and services through distributors and agents. In certain jurisdictions, those third parties represent a significant portion of our sales in their respective countries. Collection times for receivables in many foreign jurisdictions may often be substantially longer than those in the United States (though typically less than one year). Further, for certain of our services business agency relationships, we utilize intermediary agents and are dependent on our agents to collect payment on our behalf. The indirect sales channels expose us to the credit risk of both our channel partners and end customers and increase the risk of delayed payments or uncollectible balances, which has occurred in the past and may occur again. A liquidity event or dispute involving one of our channel partners may adversely affect our results of operations and financial condition.
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
Increased global cybersecurity threats, computer viruses and more sophisticated and targeted cyber-related attacks pose risks to our systems, networks and operations. Similarly, cybersecurity failures resulting from human error, vulnerabilities and technological errors, including the errors of third-party software providers, can also pose a risk to our systems, including third-party vendor operated systems, operations and products and potentially those of our business partners. An attack or information system failure also could result in losses due to an inability to recover lost data; software and key documentation; ransomware payments; security breaches; theft; lost or corrupted data; misappropriation of sensitive, confidential or personal data or information; loss of trade secrets and commercially valuable information; reputational harm, including loss of confidence by our customers, suppliers and employees in our ability to adequately protect their information; fines; and production downtimes and operational disruptions. The development and adoption of generative artificial intelligence (“AI”) technologies exacerbates these risks and may give rise to new tools for threat actors to attack and disrupt our systems.
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
•differing labor regulations; and
•acts of hostility, terror or war.
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, we are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. In addition, we are subject to and must comply with all applicable export controls and economic sanctions laws and embargoes imposed by the United States and other various governments. Changes in export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs and increase compliance costs, and violations of these laws or regulations may subject us to fines, penalties and other sanctions, such as loss of authorizations needed to conduct aspects of our international business or debarments from export privileges. Violations of the FCPA or export controls or sanctions laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition, results of operations, and cash flows. Other countries in which we operate have similar anti-corruption legal frameworks, such as the U.K. Bribery Act and China’s Anti-Unfair Competition Law, to which we may be subject.
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
A portion of our revenues is derived from the sale of products and services to end users in the oil & gas industry. Accordingly, our results of operations may be adversely affected by the imposition of climate-related laws and regulations that disadvantage the oil & gas industry compared to other industries and have the effect of reducing the production of petroleum products. In addition, a reduction in the production of petroleum products as a result of consumer behavior that embraces alternative sources of energy over oil & gas could similarly adversely affect our results of operations by reducing the demand for our products and services. Similarly, actions by the U.S. Government that disadvantage the wind industry may adversely affect demand for certain of our products and adversely affect our results of operations.
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
We may not be able to realize planned benefits from acquired companies, including from our recent acquisition of SFE Group. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into the Company. Factors that could affect our ability to achieve these benefits include:
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
•increased expenses;
•assumption of known and unknown liabilities and exposure to litigation;
•increased levels of debt or dilution to existing shareholders;
•potential cybersecurity risks, as acquired systems may not possess the appropriate security measures; or
•other material adverse events in the acquired businesses.

We conduct operational, financial, tax, systems, and legal due diligence on all acquisitions; however, we cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance.
In addition, internal controls over financial reporting of acquired companies may not be compliant with required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public U.S. companies that we acquire.
The process of integrating acquired businesses into our existing operations also may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Larger acquisitions, such as the recent SFE Group acquisition, may be particularly challenging to successfully integrate into our business. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the timeframe planned or at all. If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations.
We may not be able to maintain operational improvements from our restructuring actions and may not realize cost savings from restructuring actions undertaken in the future.
We have implemented plans designed to accelerate organic growth strategies and improve operational excellence by driving greater efficiency and productivity on selling, general and administrative expenses. In addition, we have implemented other plans that incurred restructuring costs to rightsize our Hydratight service operation, eliminate redundancies in our corporate or regional structures, eliminate excess capacity in our facilities as a result of the integration of acquisitions or divestitures of product lines, and eliminate product or service lines that did not meet targeted profitability metrics. Although we expect that the improved operating profit, cost savings and realization of efficiencies from these programs will continue to provide annual benefits, we may not fully maintain these improvements (see Note 4, “Restructuring Charges,” in the notes to the consolidated financial statements for further discussion of the current restructuring activities). We may, from time to time, implement additional restructuring plans designed to achieve similar objectives or otherwise accelerate organic growth strategies and improve operational excellence. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from any restructuring efforts that we may undertake in the future, including due to unforeseen difficulties or delays. In addition, the expenses of restructuring initiatives could be greater than anticipated and the announcement and implementation of restructuring activities may be disruptive to our operations. If we are unable to realize anticipated cost savings from our restructuring initiatives in the future or experience costs greater than anticipated or disruptions to our operations in connection with such initiatives, our profitability and financial position may be adversely affected.
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
Our failure to successfully complete acquisitions could negatively affect us.
We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, future cash flows and stock price. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, and to effectively integrate them and achieve cost savings. Additionally, decreases in our stock price and an inability to raise additional funds may adversely affect our ability to execute these acquisitions. Competition for acquisitions in our business areas may be significant and result in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

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
Our total assets reflect substantial intangible assets, primarily goodwill. As of August 31, 2026, goodwill and other intangible assets totaled $333 million, or 39% of our total assets. The goodwill results from acquisitions, representing the excess of the purchase price over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess annually, and more frequently if a triggering event occurs, whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance at one or more of our reporting units were to fall below current levels, we could be required to recognize a non-cash charge to operating earnings to impair the related goodwill or other intangible assets. See Note 7, “Goodwill, Intangible Assets and Long-Lived Assets” in the notes to the consolidated financial statements and “Critical Accounting Estimates” for further discussion on goodwill, intangible asset and long-lived asset impairments. Any future goodwill or intangible asset impairments could negatively affect our financial condition and results of operations.
Risks Related to Legal, Compliance and Regulatory Matters
We are subject to many laws and regulations that may change in ways that are detrimental to our competitiveness or results.
Our businesses are subject to regulation under a broad range of U.S. and foreign laws and regulations. Some of those laws and regulations may change in ways that will require us to modify our business practices and objectives in ways that adversely impact our financial condition or results of operations, including by restricting existing activities and products, subjecting our operations to escalating costs or prohibiting us from operating in certain jurisdictions. Examples of laws or regulations that may have an adverse effect on our operations, financial condition and growth strategies include tax law, tariffs and other export and import controls, anti-corruption law, competition law, data privacy regulations, currency controls and economic or political sanctions.
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
We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety, including environmental matters. Violations of these laws could result in significant harm and financial liabilities that could adversely affect our operating results and reputation. Pursuant to such laws, governmental authorities have required us to contribute to the cost of investigating or remediating certain matters at current or previously owned and operated sites. In addition, we have provided environmental indemnities for previously owned operations in connection with the sale of certain businesses and product lines. Liability as an owner or operator, or as an arranger for the treatment or disposal of hazardous substances, can be joint and several and can be imposed without regard to fault. There is a risk that costs relating to these matters could be greater than what we currently expect or exceed our insurance coverage, or that additional remediation and compliance obligations could arise which require us to make material expenditures. In addition, environmentally related product regulations are growing globally in number and complexity and could contribute to increased costs with respect to disclosure requirements, product sales and distribution related costs, and post-sale recycling and disposal costs. More stringent environmental laws, unanticipated remediation requirements or the discovery of previously unknown conditions could materially harm our financial condition and operating results. We are also required to comply with environmental laws and regulations to maintain operating permits and licenses, some of which are subject to discretionary renewal from time to time, for many of our businesses, and our business operations could be restricted if we are unable to renew existing permits or to obtain any additional permits that we may require. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operation, or cash flows.
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
We are subject to legal and regulatory proceedings, including litigation asserting product liability and warranty claims, including claims with respect to businesses that we have acquired for matters arising before the relevant date of acquisition. Because our products are used in critical applications in demanding environments, including in the oil & gas industry, product and service failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products and services caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components or services we supply prove to be defective. We maintain insurance and have established reserves for these matters as appropriate and in accordance with applicable accounting standards and practices. Insurance coverage, to the extent it is available, may not cover all losses arising from such contingencies. Also, estimating legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. We also expect that additional legal proceedings and other contingencies will arise from time to time, and we cannot predict the occurrence, magnitude and outcome of such additional matters. Moreover, we operate in jurisdictions where claims involving us may be adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets.
Risks Related to Our Capital Structure
Our indebtedness could harm our operating flexibility and competitive position.
We have incurred, and may in the future incur, significant indebtedness in connection with acquisitions or other strategic growth initiatives. While at current debt levels we have significant flexibility on our financial debt covenants, we have incremental capacity to incur substantial additional indebtedness to fund acquisitions (as we did to partially fund the acquisition of SFE Group) or other strategic growth initiatives. Our level of debt and the limitations imposed on us by our debt agreements could adversely affect our operating flexibility and put us at a competitive disadvantage.
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
Borrowings under our revolving line of credit and our term loan incur interest which is variable based on fluctuations in the referenced Secured Overnight Financing Rate (“SOFR”). Increases in the referenced SOFR will increase our borrowing costs and negatively impact financial results and cash flows.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile.
A relatively small number of shares of our common stock are normally traded in any one day and higher volumes could have a significant effect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. An increase in the number of our shares, in connection with acquisitions, through a public offering of additional shares, or through stock incentive compensation plans has a dilutive effect on our earnings per share and can have a material adverse effect on our stock price.
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
•the occurrence of restructuring charges, which can vary significantly from period to period and result in fluctuations in our reported net income and earnings per share due to the timing of cost reduction actions;
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
Other Risk Factors
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
Our ability to deliver financial results and drive growth and pursue competitive advantages in our business substantially depends on our ability to retain key employees and continually attract new talent to the business. If we experience losses of key employees, such as our executives, or lose key employees we expected to retain from acquisitions, such as the SFE Group acquisition, or experience significant delays or difficulty in replacing any of these individuals, our operations, competitive position and financial results may be adversely affected. Competition for highly qualified personnel is intense, and our competitors and other employers may attempt to hire our skilled and key employees. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time there may be shortages of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees or lead to increased labor costs.
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
Item  1B.    Unresolved Staff Comments
None.

Item  1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We depend on integrated information systems to conduct our business. In order to defend against cybersecurity threats, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. The frameworks used to design our program include the National Institute of Standards and Technology Cybersecurity Framework and The Sarbanes-Oxley Act of 2002. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, our operations, business strategy, results of operations, or financial condition. However, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, our operations, business strategy, results of operations, or financial condition. See Item 1A “Risk Factors”.
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
Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Vice-President of Information Technology (“VPIT”) as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our VPIT and Director, Cybersecurity, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes extensive technology and finance leadership experience across multiple industries, experience in the Legal, Risk and Compliance disciplines, and over 20 years of leadership experience for our VPIT.
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

Item  2.    Properties
As of August 31, 2026, we owned or leased the following facilities (square footage in thousands):

	Number of Locations			Square Footage
		Distribution / Sales / Admin
	Manufacturing		Total	Owned	Leased	Total
Industrial Tools & Services	14	30	44	207	1,021	1,228
Corporate and Other	1	1	2	—	92	92
	15	31	46	207	1,113	1,320
We consider our facilities suitable and adequate for the purposes for which they are used and do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our largest facilities are located in the United States, the Netherlands, Spain, China and Saudi Arabia. We also maintain a presence in Algeria, Australia, Brazil, France, Germany, India, Italy, Japan, Kazakhstan, Norway, Poland, Singapore, South Africa, South Korea, Tunisia, the United Arab Emirates and the United Kingdom. See Note 11, “Leases” in the notes to the consolidated financial statements for information regarding our lease commitments.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol EPAC. As of September 30, 2026, there were 754 shareholders of record of the Company's Class A common stock.
Dividends
In fiscal 2026, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 16, 2026 to shareholders of record on October 6, 2026. In fiscal 2025, the Company declared a dividend of $0.04 per share of Class A common stock payable on October 17, 2025 to shareholders of record on October 7, 2025.
Share Repurchases
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. In October 2025, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million of the Company’s outstanding common stock. The Company repurchased and retired 2,078,645 shares for $81 million (inclusive of excise taxes of $1 million) in the year ended August 31, 2026. As of August 31, 2026, the maximum value of shares that may yet be purchased under the program authorization is $120 million.
There were no share repurchases during the fourth quarter of fiscal 2026.

Performance Graph
The graph and table below compare the cumulative five-year total return of the Company's Class A common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Industrials Index. They assume the value of the investment in our Class A common stock and each index was $100 on August 31, 2021, and the reinvestment of all dividends during the five-year period ended August 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enerpac Tool Group Corp., the Russell 2000 Index, and the S&P 600 Industrials Index

250
200
150
100
50
0
Index Dollars
8/21
8/22
8/23
8/24
8/25
8/26
Year Ended
Enerpac Tool Group Corp.
Russell 2000
S&P 600 Industrials

	8/21	8/22	8/23	8/24	8/25	8/26
Enerpac Tool Group Corp.	$100.00	$77.26	$104.54	$164.79	$169.34	$149.41
Russell 2000	100.00	82.12	85.94	101.81	110.12	139.26
S&P 600 Industrials	100.00	92.76	112.23	141.66	163.18	192.79
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition for the fiscal years ended August 31, 2026 and 2025. For comparisons of the fiscal years ended August 31, 2025 and 2024, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025 filed on October 17, 2025. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.
Background
The Company has one reportable segment, the Industrial Tools & Services (“IT&S”) segment, and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the general industrial; refining and petrochemical; industrial maintenance, repair and operations (“MRO”); machining & manufacturing; power generation; infrastructure; mining and other markets. Financial information related to the Company's reportable segment is included in Note 16, “Business Segment, Geographic and Customer Information” in the notes to the consolidated financial statements.
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
Acquisition of SFE Group
On October 28, 2026, we acquired SFE Group in a merger transaction in which the aggregate amount paid by the Company with respect to the equity interests in SFE Group was approximately $452 million in cash, plus the issuance by the Company of approximately $20 million in restricted stock unit awards to key personnel of SFE Group, in lieu of cash payment of transaction bonuses owed by SFE Group to such personnel upon completion of the merger transaction. The cash portion of the acquisition consideration is subject to customary adjustments for the level of cash, net working capital, transaction related expenses (including with respect to the transaction bonuses), indebtedness and other similar items existing at SFE Group and its subsidiaries as of the closing date of the transaction. The Company funded the payment of the cash consideration at closing from cash on hand, its recently refinanced $300 million term loan and borrowings of $312 million under the revolving credit facility under its New Senior Credit Facility (as defined below).
SFE Group is a global industrial equipment company focused on specialized fabrication, welding, machining, and maintenance tools. It was formed in 2019 through the merger of three established brands and subsequent acquisitions to include the following brands: Climax, B&B Sumner, Axxair, Sumner Material Lifts, TAG, Mathey Dearman, Magnatech, Bortech, Fit-Up Pro, H&S Tool, PPM, and Calder. SFE Group serves industries such as aerospace & defense, food & beverage, bio-pharma, oil & gas, manufacturing, utilities, power generation, semiconductor, maritime, mining, transportation, data centers, and hospitals. SFE Group operates five manufacturing and fabrication facilities located in the United States, France, and the United Kingdom and had approximately 340 employees at August 31, 2026.
Historical Financial Data
The following table and corresponding year-over-year analysis sets forth our results of continuing operations:

(dollars in millions, except per share amounts)	Year Ended August 31,
	2026		2025
Statements of Earnings Data: (1)		% of net sales		% of net sales
Total net sales	$652	100%	$617	100%
Total cost of products sold	331	51%	305	49%
Gross profit	321	49%	312	51%
Selling, general and administrative expenses	182	28%	167	27%
Amortization of intangible assets	6	1%	6	1%
Restructuring charges	3	1%	6	1%
Impairment & divestiture charges	—	—%	—	—%
Operating profit	129	20%	133	22%
Financing costs, net	9	1%	10	2%
Other expense, net	3	—%	3	—%
Earnings before income tax expense	118	18%	121	20%
Income tax expense	28	4%	28	5%
Net earnings from continuing operations	$90	14%	$93	15%

Other Financial Data: (1)
Depreciation	$2		$2
Capital expenditures	11		19
(1)    Results are from continuing operations and exclude the financial results of previously divested businesses reported as discontinued operations. The summation of the individual components may not equal the total due to rounding. Period to period differences between line items included in the table may differ from the amount presented below due to rounding.
Consolidated Results
Consolidated net sales for fiscal 2026 were $652 million, 6% higher than the prior-year sales of $617 million. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted sales by $13 million, or 2%. This resulted in organic consolidated sales growth of approximately 4% in the year. Management refers to sales adjusted to exclude the impact of foreign currency changes and recent acquisitions and divestitures as “organic sales”. Product sales increased 9% to $546 million, compared to the prior fiscal year. Foreign currency rate changes favorably impacted product sales by $10 million, or 2%, resulting in organic product sales growth of 7%. This increase in organic product sales was primarily due to growth in the Americas region and the Cortland Biomedical business. Service sales were $106 million, a decrease of 9% compared to the prior fiscal year. Foreign currency rate changes favorably impacted service sales by $3 million, or 3%, resulting in a 12% decrease in organic service sales compared to the prior fiscal year. The organic sales decrease in the service business was due to lower activity, primarily in the EMEA region.
Gross profit increased by $9 million as a result of higher net sales in the current year. As a percentage of sales, gross profit was approximately 49.2% in fiscal 2026 compared to 50.5% in fiscal 2025. The 130 basis point decrease was primarily attributable to lower activity levels in the service business and, to a lesser extent, product sales mix.
Operating profit decreased by $4 million to $129 million, or 20% of sales, in fiscal 2026. The decrease was primarily attributable to higher selling, general and administrative (“SG&A”) costs associated with the Company’s previously announced acquisition of SFE Group, higher incentive compensation and unfavorable foreign currency translation, partially offset by the flow through of gross profit on the incremental current year sales and lower restructuring costs.

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

(dollars in millions)	Year Ended August 31,
	2026	2025	$ Change	% Change
Net Sales:
Product	$520	$479	$41	9%
Service & Rental	106	117	(11)	(9)%
Total net sales	626	596	30	5%
Cost of products sold	318	295	23	8%
Gross profit	308	301	7	2%
Selling, general and administrative expenses	135	129	6	5%
Amortization of intangible assets	6	5	1	20%
Restructuring charges	3	3	—	—%
Operating Profit	$163	$164	$(1)	(1)%
Operating Profit %	26.1%	27.5%
Fiscal 2026 net sales were $626 million, an increase of $30 million, or 5% from fiscal 2025 sales of $596 million. The effect of the weakening U.S. dollar on foreign currency rates compared to the prior-year period favorably impacted net sales by $13 million, resulting in organic sales growth for the segment of approximately 3%. The organic sales increase was driven by growth in our product sales, partially offset by a decline in our Service & Rental sales.
Product sales increased $41 million, or 9%, year-over-year with a favorable foreign currency impact of $10 million or 2%, resulting in organic product sales growth of 7%. Organic sales increased primarily due to higher sales in all regions, led by the Americas.
Service & Rental sales decreased $11 million, or 9%, year-over-year with a favorable foreign currency impact of $3 million, or 3%, resulting in organic Service & Rental sales decline of 12%. The organic sales were driven by lower activity levels, primarily in the EMEA region.
Fiscal 2026 operating profit of $163 million remained relatively flat to the prior year. This was driven by the gross profit flow-through impact of the increased sales, but offset by higher SG&A and amortization costs. Gross profit increased by $7 million as favorable impact from the higher product sales was partially offset by the impact from the decrease in Service & Rental sales, which has a higher fixed cost base. SG&A expense increased by $6 million as a result of higher employee-related costs, including incentive compensation and commissions, as well as an increase in advertising expense. Amortization expense increased by approximately $1 million, while restructuring charges were consistent with the prior year. As a percent of net sales, operating profit decreased 140 basis points primarily due to the lower activity in the Service & Rental business and to a lesser extent product sales mix.
Corporate

(dollars in millions)	Year Ended August 31,
	2026	2025
Selling, general and administrative expenses	$41	$33
Restructuring charges	—	3
Total	$41	$36

Corporate primarily consists of SG&A expenses and enterprise-wide restructuring costs, including executive, legal, finance, human resources, and information technology, that are not allocated to the segments based on their nature. Corporate expenses were $41 million in fiscal 2026, an increase of $5 million compared to fiscal 2025 expenses. This increase was primarily attributable to $5 million in incremental SG&A expenses associated with M&A activities related to the acquisition of SFE Group and higher employee-related SG&A costs, including incentive compensation. These increases were partially offset by the impact of higher restructuring costs in the prior year.
Net financing costs were $9 million and $10 million in fiscal 2026 and fiscal 2025, respectively. The decrease in net financing costs for fiscal 2026 compared to fiscal 2025 was primarily due to lower net debt balances and lower net interest rates.
Income Tax Expense
The Company's income tax expense is impacted by a number of factors, including, among others, the amount of taxable earnings generated in foreign jurisdictions with tax rates that are different than the U.S. federal statutory rate, permanent items, state tax rates, changes in tax laws, acquisitions and divestitures and the ability to utilize various tax credits and net operating loss carryforwards. Income tax expense also includes the impact of provision to tax return adjustments, changes in valuation allowances and reserve requirements for unrecognized tax benefits. Pre-tax earnings, income tax expense and effective income tax rate from continuing operations for the past two fiscal years were as follows:

(dollars in millions)	Year Ended August 31,
	2026	2025
Earnings before income tax expense	$118	$121
Income tax expense	28	28
Effective income tax rate	23.7%	23.2%
The fiscal 2026 and fiscal 2025 effective tax rates were 23.7% and 23.2%, respectively. The fiscal 2026 effective tax rate was slightly higher than the statutory 21% primarily as a result of state income taxes and taxes in foreign jurisdictions with rates higher than the U.S. which were partially offset by one-time tax benefits related to the lapse of the statute of limitations on uncertain tax positions, tax benefits related to stock compensation, and global tax planning initiatives that will not repeat in future periods due to certain tax attributes that are no longer available. Both the fiscal 2026 and fiscal 2025 income tax provisions were impacted by the mix of earnings in foreign jurisdictions with income tax rates different than the U.S. federal income tax rate and income tax benefits from global tax planning initiatives.
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14”, commonly referred to as the “One Big Beautiful Bill Act,” was enacted in the United States. The Company has evaluated the impact of the guidance provided to date and determined that it did not have a material impact on the fiscal 2026 consolidated financial statements.
Liquidity and Capital Resources
At August 31, 2026, cash and cash equivalents were $175 million, comprised of $135 million of cash held by foreign subsidiaries and $40 million held domestically. The following table summarizes the cash flow attributable to operating, investing and financing activities:

(in millions)	Year Ended August 31,
	2026	2025
Cash provided by operating activities	$130	$111
Cash (used in) investing activities	(13)	(46)
Cash used in financing activities	(95)	(81)
Effect of exchange rate changes on cash	1	1
Net increase (decrease) from cash and cash equivalents	$23	$(15)
Cash flow provided by operations was $130 million for fiscal 2026 and $111 million for fiscal 2025. The $19 million increase in cash flow from operations was primarily the result of changes in working capital, in particular the lower inventory balance for fiscal 2026. Net cash used in investing activities was $13 million which is a $33 million decrease in cash used compared to the prior fiscal year. The decreased use of cash was due to the relatively lower cash outflow in fiscal 2026 compared to fiscal 2025, which included the payment of $27 million for the acquisition of DTA The Smart Move, S.A. (“DTA”) and increased capital expenditures relating to build-out costs for the Company's new headquarters location in

Milwaukee, Wisconsin. Cash used in financing activities increased to $95 million for fiscal 2026 compared to $81 million for fiscal 2025. The $14 million increase is primarily driven by increased share repurchases.
During fiscal 2023, the Company refinanced its credit facility resulting in an updated senior credit facility (the “Senior Credit Facility”) of $600 million, comprised of a $400 million revolving line of credit and a $200 million term loan, which was scheduled to mature in September 2027. On July 7, 2026, the Company entered into an agreement to amend the Senior Credit Facility to increase the revolving credit facility thereunder from $400 million to $625 million. The Senior Credit Facility contains restrictive covenants and financial covenants. See Note 8, “Debt” in the notes to the consolidated financial statements for further details of the Senior Credit Facility. The Company was in compliance with all covenants, including the financial covenants, under the Senior Credit Facility at August 31, 2026. The unused credit line and amount available for borrowing under the revolving line of credit of the Senior Credit Facility, as amended, was $625 million at August 31, 2026.
On October 16, 2026, the Company refinanced its credit facility resulting in a new $850 million senior credit facility (the “New Senior Credit Facility”), comprised of a $550 million revolving line of credit and a $300 million term loan, which will mature in October 2031. See Note 18, “Subsequent Events” in the notes to the consolidated financial statements for further details.
We believe that the revolving credit facility under the New Senior Credit Facility, combined with our existing cash on hand and anticipated operating cash flows, will be adequate to meet operating, debt service, acquisition and capital expenditure funding requirements for the foreseeable future.
Primary Working Capital Management
We use primary working capital as a percentage of sales as a key metric for working capital efficiency. We define this metric as the sum of net accounts receivable and net inventory less accounts payable, divided by the past three months' sales annualized. The following table shows the components of our primary working capital:

	August 31, 2026		August 31, 2025
(dollars in millions)	$	PWC %	$	PWC %
Accounts receivable, net	$113	15%	$106	16%
Inventory, net	71	10%	79	12%
Accounts payable	(43)	(6)%	(43)	(6)%
Net primary working capital	$141	19%	$142	21%
Total primary working capital was $141 million at August 31, 2026, which decreased from $142 million at August 31, 2025. Additional sales in Q4 of fiscal 2026 resulted in an increase in accounts receivable and a decrease in inventory at August 31, 2026 compared to the prior year.
Capital Expenditures
The majority of our manufacturing activities consist of assembly operations. We believe that our capital expenditure requirements are not as extensive as other industrial companies given the nature of our operations. Capital expenditures associated with continuing operations were $11 million and $19 million in fiscal 2026 and 2025, respectively. The decrease during fiscal 2026 is primarily related to a reduction in capital expenditures at the corporate segment compared to fiscal 2025, when additional expenditures occurred related to the build-out of the Company's new headquarters location in Milwaukee, Wisconsin.
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
We had outstanding commercial letters of credit of $4 million and surety bonds of $3 million at August 31, 2026, while we had $6 million of outstanding letters of credit and $5 million of surety bonds at August 31, 2025. Most of these instruments relate to commercial contracts and self-insured workers’ compensation programs.
Additional detail regarding contingencies is included in Note 17, “Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference.

Contractual Obligations
Our predominant sources of contractual obligations include the payment of interest and principal on our outstanding line of credit, our operating lease portfolio, certain employee-related benefit plans and agreements with certain suppliers related to the procurement of inventory.
The timing of principal payments associated with our revolving line of credit is disclosed in Note 8, “Debt” in the notes to the consolidated financial statements. We pay interest monthly based on prevailing interest rates at the time and the balance outstanding on our revolving line of credit.
Our lease contracts are primarily for real estate, vehicles, and manufacturing equipment. See Note 11, “Leases” in the notes to the consolidated financial statements for future minimum lease payments associated with our lease portfolio.
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
Accounts receivable, net: Accounts receivable, net is recorded based on the contractual value of our accounts receivable, net of an estimated allowance for credit losses representing management’s best estimate of the amount of receivables that are not probable of collection. Accounts receivable, net was $113 million as of August 31, 2026, which is net of a $3 million allowance for credit losses. Our customer base generally consists of financially reputable distributors, agents, OEMs, and other customers with whom we have long standing relationships, and historically we have not experienced significant bad debt expense as a percentage of our annual net sales (bad debt expense as a percentage of net sales was less than 0.5% for each of the years ended August 31, 2026, 2025, and 2024).
Inventories: Inventory cost is determined using the last-in, first-out (“LIFO”) method for a portion of U.S. owned inventory (approximately 47% of total inventories at both August 31, 2026 and 2025). If the LIFO method were not used, inventory balances would be higher than amounts presented in the Consolidated Balance Sheet by $17 million and $18 million at August 31, 2026 and 2025, respectively. We perform an analysis on historical sales usage of individual inventory items on hand and record a reserve to adjust inventory cost to net realizable value, if necessary. The inventory valuation assumptions used are based on historical experience. We believe that such estimates are made based on consistent and appropriate methods; however, actual results may differ from these estimates under different assumptions or conditions.
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
During 2026 and 2025 management performed a qualitative assessment over goodwill and indefinite-lived intangibles and determined quantitative testing was not necessary.
As such, no impairment charges were recorded during the years ended August 31, 2026 or 2025.
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
In fiscal 2025, the Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is contingent upon the achievement of certain financial objectives. The Company is required to remeasure the fair value of this contingent consideration at each reporting date, with changes in fair value recognized in earnings. The Company used the Black-Scholes model to determine the fair value remeasurement of the potential earn-out payment. The significant assumptions used to remeasure the value of the potential earn-out included the forecasted gross profit and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.
Defined Benefit Plans: We provide a variety of benefits to employees and former employees including, in some cases, pensions and postretirement health care. Plan assets and obligations are recorded based on an August 31 measurement date utilizing various actuarial assumptions such as discount rates, assumed rates of return on plan assets and health care cost trend rates. We determine the discount rate assumptions by referencing high-quality, long-term bond rates that are matched to the duration of our benefit obligations, with appropriate consideration of local market factors, participant demographics and benefit payment forecasts. At August 31, 2026 and 2025, the discount rates on domestic benefit plans were 5.7% and 5.2%, respectively. In estimating the expected return on plan assets, we consider historical returns, forward-looking considerations, inflation assumptions and the asset-allocation strategy in investing such assets. Domestic benefit plan assets consist primarily of participating units in mutual funds with equity-based strategies, mutual funds with fixed income-based strategies, and U.S. treasury securities. The expected return on domestic benefit plan assets was 6.4% for each of the fiscal years ended August 31, 2026 and 2025. A 25 basis point change in the assumptions for the discount rate or expected return on plan assets would not have materially changed the fiscal 2026 domestic benefit plan expense.
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
Interest Rate Risk—As of August 31, 2026, long-term debt consisted of no borrowings under the revolving line of credit (variable rate debt) and $183 million of term-loan debt bearing interest based on SOFR (variable rate). An interest-rate swap effectively converts the SOFR-based rate of $90 million of term borrowings under our credit facility to a fixed rate. A ten percent increase in the average costs of our variable-rate debt would have resulted in a $1 million increase in financing costs for the fiscal year ended August 31, 2026.
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
The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. To illustrate the potential impact of changes in foreign currency exchange rates on the translation of our results of operations, annual sales and operating profit were remeasured assuming a ten percent reduction in foreign exchange rates compared to the U.S. dollar. Under this assumption, annual sales would have been $30 million lower and operating profit would have been $4 million lower for the fiscal year ended August 31, 2026. This sensitivity analysis assumes that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a ten percent decline in foreign currency exchange rates relative to the U.S. dollar on our August 31, 2026 financial position would result in a $38 million reduction to equity (accumulated other comprehensive loss), as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enerpac Tool Group Corp. (the Company) as of August 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 29, 2026 expressed an unqualified opinion thereon.

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

Remeasurement of the potential contingent earn-out related to the acquisition of DTA The Smart Move , S.A.
Description of the Matter	As described in Note 5 to the consolidated financial statements, during the year ended August 31, 2025, the Company completed its acquisition of DTA The Smart Move, S.A. ("DTA") for consideration of $26.7 million, plus contingent consideration of up to €12.0 million. The contingent consideration is payable at the end of the third year following the acquisition and is based on the achievement of specified financial targets. The Company is required to remeasure the fair value of the contingent consideration at each reporting date, with changes in fair value recognized in earnings.

Auditing the Company's remeasurement of the contingent earn-out was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the potential earn-out of €2.9 million. The significant estimation uncertainty of the remeasurement of the potential earn-out was primarily due to the sensitivity of the respective fair values to underlying assumptions about the business’ projected achievement of certain financial objectives. The Company used the Black-Scholes model to determine the fair value remeasurement of the potential earn-out payment. The significant assumptions used to remeasure the value of the potential earn-out included the forecasted gross profit and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the remeasurement of the potential earn-out. For example, our tests included controls over the remeasurement process supporting the recognition and measurement of the potential earn-out. We also tested management’s review of the valuation model and significant assumptions used in the valuation.
To test the fair value remeasurement of the potential earn-out, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by management, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We evaluated the methodology used by the Company and significant assumptions included in the fair value estimate and we evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Milwaukee, Wisconsin
October 29, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Enerpac Tool Group Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Enerpac Tool Group Corp.’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enerpac Tool Group Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated October 29, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
October 29, 2026

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)	Year Ended August 31,
	2026	2025	2024
Net sales
Product	$546.1	$500.1	$474.0
Service & rental	106.2	116.8	115.5
Total net sales	652.3	616.9	589.5
Cost of products sold
Product	252.1	227.7	212.8
Service & rental	79.0	77.4	75.7
Total cost of products sold	331.1	305.1	288.5
Gross profit	321.2	311.8	301.0

Selling, general and administrative expenses	182.4	166.8	168.6
Amortization of intangible assets	6.3	5.6	3.3
Restructuring charges	3.3	5.9	7.4
Impairment & divestiture charges	—	—	0.1
Operating profit	129.2	133.5	121.6
Financing costs, net	9.0	9.9	13.5
Other expense, net	2.7	2.9	2.6
Earnings before income tax expense	117.5	120.7	105.5
Income tax expense	27.8	28.0	23.3
Net earnings from continuing operations	89.7	92.7	82.2
Earnings from discontinued operations, net of income taxes	—	—	3.5
Net earnings	$89.7	$92.7	$85.7

Earnings per share from continuing operations
Basic	$1.73	$1.72	$1.51
Diluted	$1.72	$1.70	$1.50

Earnings per share from discontinued operations
Basic	$—	$—	$0.07
Diluted	$—	$—	$0.06

Earnings per share
Basic	$1.73	$1.72	$1.58
Diluted	$1.72	$1.70	$1.56

Weighted average common shares outstanding
Basic	51.8	54.0	54.3
Diluted	52.2	54.5	54.9

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)	Year Ended August 31,
	2026	2025	2024
Net earnings	$89.7	$92.7	$85.7
Other comprehensive income, net of tax
Foreign currency translation adjustments	1.3	10.2	3.1
Pension and other postretirement benefit plans	2.3	2.1	1.2
Cash flow hedges	0.4	—	0.5
Total other comprehensive income, net of tax	4.0	12.3	4.8
Comprehensive income	$93.7	$105.0	$90.5

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)	August 31,
	2026	2025
A S S E T S
Current assets
Cash and cash equivalents	$174.7	$151.6
Accounts receivable, net	113.0	106.1
Inventories, net	70.7	78.8
Other current assets	48.5	39.6
Total current assets	406.9	376.1
Property, plant and equipment, net	54.4	53.3
Goodwill	289.7	289.8
Other intangible assets, net	43.0	46.9
Other long-term assets	64.6	61.8
Total assets	$858.6	$827.9

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities
Current maturities of long-term debt	$10.0	$7.5
Trade accounts payable	42.8	42.9
Accrued compensation and benefits	32.7	28.1
Income taxes payable	7.9	5.4
Other current liabilities	55.5	53.2
Total current liabilities	148.9	137.1
Long-term debt, net	172.3	182.2
Deferred income taxes	10.9	6.2
Pension and postretirement benefit liabilities	5.8	7.1
Other long-term liabilities	67.6	61.6
Total liabilities	405.5	394.2
Shareholders’ equity
Class A common stock, $0.20 par value per share, authorized 168,000,000 shares, issued 51,185,430 and 52,946,336 shares, respectively	10.2	10.6
Additional paid-in capital	252.0	243.1
Retained earnings	291.0	284.1
Accumulated other comprehensive loss	(100.1)	(104.1)
Stock held in trust	(5.4)	(3.5)
Deferred compensation liability	5.4	3.5
Total shareholders' equity	453.1	433.7
Total liabilities and shareholders' equity	$858.6	$827.9

The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended August 31,
	2026	2025	2024
Operating Activities
Net earnings	$89.7	$92.7	$85.7
Less: Earnings from discontinued operations, net of income taxes	—	—	3.5
Net earnings from continuing operations	89.7	92.7	82.2
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities - continuing operations:
Impairment & divestiture charges	—	—	0.1
Depreciation and amortization	17.5	15.7	13.3
Stock-based compensation expense	12.1	13.0	10.9
Deferred income taxes	5.5	(0.2)	0.4
Amortization of debt issuance costs	0.6	0.6	0.6
Provision for bad debts	1.1	0.9	0.3
Other non-cash expenses	(1.5)	1.2	0.2
Changes in components of working capital and other, excluding acquisitions and divestitures:
Accounts receivable	(7.8)	3.4	(6.5)
Inventories	8.5	(3.2)	3.6
Trade accounts payable	(0.4)	(4.2)	(7.4)
Prepaid expenses and other assets	(14.2)	(15.6)	2.2
Income tax accounts	4.7	1.7	4.5
Accrued compensation and benefits	5.7	1.6	(7.2)
Other accrued liabilities	8.7	3.7	(13.2)
Cash provided by operating activities - continuing operations	130.2	111.3	84.0
Cash used in operating activities - discontinued operations	—	—	(2.7)
Cash provided by operating activities	130.2	111.3	81.3

Investing Activities
Capital expenditures	(10.6)	(19.3)	(11.4)
Cash paid for business acquisitions, net of cash acquired	—	(26.7)	—
Purchase of business assets	(2.0)	—	(1.4)
Other	—	—	(1.1)
Cash used in investing activities	(12.6)	(46.0)	(13.9)

Financing Activities
Borrowings on revolving credit facility	14.0	14.4	62.7
Principal repayments on revolving credit facility	(14.0)	(14.4)	(78.7)
Principal repayments on term loan	(7.5)	(5.0)	(3.8)
Purchase of treasury shares	(81.1)	(68.7)	(38.3)
Stock options, taxes paid related to the net share settlement of equity awards and other	(3.1)	(5.5)	4.0
Payment of cash dividend	(2.1)	(2.2)	(2.2)
Other	(1.5)	—	—
Cash used in financing activities	(95.3)	(81.4)	(56.3)

Effect of exchange rate changes on cash	0.8	0.6	1.6
Net increase (decrease) from cash and cash equivalents	23.1	(15.5)	12.7
Cash and cash equivalents - beginning of period	151.6	167.1	154.4
Cash and cash equivalents - end of period	$174.7	$151.6	$167.1
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Stock Held In Trust	Deferred Compensation Liability	Total Shareholders’ Equity
	Issued Shares	Amount
Balance at August 31, 2023	83.8	$16.7	$220.5	$(800.5)	$1,011.1	$(121.2)	$(3.5)	$3.5	$326.6
Net earnings	—	—	—	—	85.7	—	—	—	85.7
Other comprehensive loss, net of tax	—	—	—	—	—	4.8	—	—	4.8
Stock contribution to employee benefit plans and other	—	—	0.2	—	—	—	—	—	0.2
Vesting of equity awards	0.2	—	—	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2.1)	—	—	—	(2.1)
Stock based compensation expense	—	—	10.9	—	—	—	—	—	10.9
Stock option exercises	0.3	0.1	6.8	—	—	—	—	—	6.9
Tax effect related to net share settlement of equity awards	—	—	(3.1)	—	—	—	—	—	(3.1)
Stock issued to, acquired for and distributed from rabbi trust	—	—	0.4	—	—	—	(0.3)	0.3	0.4
Treasury stock repurchased	—	—	—	(38.3)	—	—	—	—	(38.3)
Treasury stock retired	(30.1)	(6.0)	—	838.8	(832.8)	—	—	—	—
Balance at August 31, 2024	54.2	10.8	235.7	—	261.9	(116.4)	(3.8)	3.8	392.0
Net earnings	—	—	—	—	92.7	—	—	—	92.7
Other comprehensive loss, net of tax	—	—	—	—	—	12.3	—	—	12.3
Stock contribution to employee benefit plans and other	—	—	0.6	—	—	—	—	—	0.6
Vesting of equity awards	0.3	0.1	(0.1)	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2.1)	—	—	—	(2.1)
Stock based compensation expense	—	—	13.0	—	—	—	—	—	13.0
Stock option exercises	0.1	—	1.7	—	—	—	—	—	1.7
Tax effect related to net share settlement of equity awards	—	—	(7.9)	—	—	—	—	—	(7.9)
Stock issued to, acquired for and distributed from rabbi trust	—	—	0.1	—	—	—	0.3	(0.3)	0.1
Treasury stock repurchased and retired	(1.7)	(0.3)	—	—	(68.4)	—	—	—	(68.7)
Balance at August 31, 2025	52.9	10.6	243.1	—	284.1	(104.1)	(3.5)	3.5	433.7
Net earnings	—	—	—	—	89.7	—	—	—	89.7
Other comprehensive loss, net of tax	—	—	—	—	—	4.0	—	—	4.0
Stock contribution to employee benefit plans and other	—	—	0.6	—	—	—	—	—	0.6
Vesting of equity awards	0.2	—	—	—	—	—	—	—	—
Cash dividend ($0.04 per share)	—	—	—	—	(2.1)	—			(2.1)
Stock based compensation expense	—	—	12.1	—	—	—	—	—	12.1
Stock option exercises	0.1	—	2.2	—	—	—	—	—	2.2
Tax effect related to net share settlement of equity awards	—	—	(6.0)	—	—	—	—	—	(6.0)
Stock issued to, acquired for and distributed from rabbi trust	—	—	—	—	—	—	(1.9)	1.9	—
Treasury stock repurchased and retired	(2.0)	(0.4)	—	—	(80.7)	—	—	—	(81.1)
Balance at August 31, 2026	51.2	$10.2	$252.0	$—	$291.0	$(100.1)	$(5.4)	$5.4	$453.1
The accompanying notes are an integral part of these consolidated financial statements.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Nature of Operations: Enerpac Tool Group Corp. (the “Company”) is a premier industrial tools, services, technology and solutions company serving a broad and diverse set of customers in more than 100 countries. The Company has one reportable segment, Industrial Tools & Services (“IT&S”), and an Other operating segment, which does not meet the criteria to be considered a reportable segment. The IT&S segment is primarily engaged in the design, manufacture and distribution of branded hydraulic and mechanical tools and in providing services and tool rental to the refinery/petrochemical; general industrial; industrial MRO; machining & manufacturing; power generation; infrastructure; mining and other markets.
Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition or until the date of divestiture. All intercompany balances, transactions and profits have been eliminated in consolidation. The terms “the Company,” “we,” and “our” refer to Enerpac Tool Group Corp. and its subsidiaries, unless the context requires that such terms refer only to Enerpac Tool Group Corp. References to fiscal years, such as “fiscal 2026,” are to the fiscal year ending on August 31 of the specified year.
Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.
Inventories: Inventories are comprised of material, direct labor and manufacturing overhead. A portion of inventory is recorded on the first-in, first-out or average cost method and is stated at the lower of cost or net realizable value. A portion of U.S. owned inventory is determined using the last-in, first-out (“LIFO”) method (46.6% and 47.3% of total inventories as of August 31, 2026 and 2025, respectively). If the LIFO method were not used, inventory balances would be higher than reported amounts in the consolidated balance sheets by $17.0 million and $18.1 million at August 31, 2026 and 2025, respectively. During the fiscal year ended August 31, 2026, the Company experienced a liquidation of LIFO inventory layers, which resulted in a decrease in cost of goods sold and a corresponding increase in pre-tax income of approximately $1.7 million. This increase in income is attributable to the liquidation of inventory carried at lower historical costs.
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
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from ten to forty years for buildings and improvements and two to fifteen years for machinery and equipment. Equipment includes assets which are rented to customers of the IT&S segment. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Depreciation expense was $11.2 million, $10.1 million and $10.0 million for the years ended August 31, 2026, 2025 and 2024, respectively. The following is a summary of the Company's components of property, plant and equipment:

	August 31,
(in millions)	2026	2025
Land, buildings and improvements	$27.5	$27.3
Machinery and equipment	156.3	152.1
Gross property, plant and equipment	183.8	179.4
Less: Accumulated depreciation	(129.4)	(126.1)
Property, plant and equipment, net	$54.4	$53.3
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
Product Warranty Costs: The Company generally offers its customers an assurance warranty on products sold, although warranty periods may vary by product type and application. The reserve for future warranty claims, which is recorded within the “Other current liabilities” line on the Consolidated Balance Sheets, is based on historical claim rates and current warranty cost experience. The following is a roll-forward of the changes in product warranty reserves for fiscal 2026 and 2025:

	August 31,
(in millions)	2026	2025
Beginning balance	$1.1	$0.5
Provision for warranties	0.9	1.2
Warranty payments and costs incurred	(0.9)	(1.1)
Warranty activity for acquired businesses	—	0.4
Impact of changes in foreign currency rates	—	0.1
Ending balance	$1.1	$1.1
Revenue from Contracts with Customers: The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control of a distinct good or service to a customer.
Under normal circumstances, the Company invoices the customer once transfer of control has occurred and has a right to payment. The typical payment terms vary based on the customer and the types of goods and services in the contract. The period of time between invoicing and when payment is due is not significant, as our standard payment terms are less than one year. Amounts billed and due from customers are classified as accounts receivables on the Consolidated Balance Sheets.
Customer sales are recorded net of allowances for returns and discounts, which are recognized as a deduction from sales at the time of sale. The Company commits to one-time or on-going trade discounts and promotions with customers that require the Company to estimate and accrue the ultimate costs of such programs. The Company generally does not require collateral or

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
other security for receivables and provides for an allowance for credit losses based on historical experience and a review of its existing receivables. Accounts receivable are stated net of an allowance for credit losses of $3.0 million and $3.8 million at August 31, 2026 and 2025, respectively. During fiscal 2025 the Company wrote off approximately $12.9 million in credit loss allowances related to charges that were incurred prior to fiscal 2023.
Taxes Collected: Taxes collected by the Company from a customer concurrent with revenue-producing activities are excluded from “Net sales” within the Consolidated Statements of Earnings.
Tariff Refunds: Commencing in April 2025, the U.S. government implemented tariffs of at least 10% on goods imported from nearly all countries pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court ruled that these tariffs imposed under IEEPA were invalid. Subsequently, the U.S. Court of International Trade ruled that the collected tariffs in question must be refunded in accordance with the law. The U.S. government has appealed certain aspects of the Court of International Trade's orders relating to the refund of certain finally liquidated entries. U.S. Customs and Border Protection (“CBP”) has implemented the Consolidated Administration and Processing of Entries (“CAPE”) process to facilitate the submission and processing of valid requests for refunds of IEEPA duties. The Company has initiated the process of requesting refunds for IEEPA tariffs previously paid.
We applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable. We estimate the amount of the probable refund to be $7.2 million, which was recorded in the year ended August 31, 2026 within “Other current assets” in the Consolidated Balance Sheets and as a reduction to “Cost of products sold” in the Consolidated Statements of Earnings. The net impact of IEEPA tariffs, inclusive of the refund, and the cash received from the refund process, were immaterial during the year ended August 31, 2026.
Shipping and Handling Costs: The Company records costs associated with shipping its products after control over a product has transferred to a customer and are accounted for as fulfillment costs. These costs are reported in the Consolidated Statements of Earnings in “Cost of products sold.”
Research and Development Costs: Research and development costs consist primarily of engineering and development resources and are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products were $15.4 million, $14.5 million and $12.4 million in fiscal 2026, 2025 and 2024, respectively. The Company also incurs significant costs in connection with fulfilling custom orders and developing solutions for unique customer needs which are not included in these research and development expense totals.
Other Income/Expense: Other income and expense primarily consists of net foreign currency exchange transaction losses of $1.6 million, $1.6 million and $2.1 million in fiscal 2026, 2025 and 2024, respectively.
Financing Costs: Financing costs represent interest expense, financing fees and amortization of debt issuance costs, net of interest income. Interest income was $1.9 million, $2.3 million and $2.5 million for fiscal 2026, 2025 and 2024, respectively.
Income Taxes: The provision for income taxes includes federal, state, local and non-U.S. taxes on income. Tax credits, primarily for non-U.S. earnings, are recognized as a reduction of the provision for income taxes in the year in which they are available for U.S. tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not more likely than not of being realized. The Company's general policy is for non-U.S. subsidiary earnings to be indefinitely reinvested to the extent the remittance results in an incremental U.S. tax liability. However, the Company routinely analyzes the factors surrounding global cash needs and future cash utilization to determine if exceptions exist and establishes deferred tax liabilities for associated future tax costs. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and treats any taxes due on future U.S. inclusions in taxable income under the Global Intangible Low-Taxed Income (“GILTI”) provision as a current period tax expense.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Accumulated Other Comprehensive Loss: The following is a summary of the components included within accumulated other comprehensive loss:

	August 31,
(in millions)	2026	2025
Foreign currency translation adjustments, net of tax	$87.7	$89.0
Pension and other postretirement benefit plans, net of tax	12.8	15.1
Cash flow hedges, net of tax	(0.4)	—
Accumulated other comprehensive loss	$100.1	$104.1
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for credit losses, inventory valuation, warranty reserves, goodwill, intangible and long-lived asset valuations, employee benefit plan liabilities, over-time revenue recognition, income tax liabilities, deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies.
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
Recently Adopted Accounting Pronouncements
Effective August 31, 2026, the Company adopted Accounting Standards Update 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) on a prospective basis. This ASU establishes new income tax disclosures to consistently categorize and provide greater disaggregation of information in the rate reconciliation, including dollar value and percentage impacts of each component of the reconciliation, as well as further disaggregates income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, and interim periods thereafter. The adoption did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts financial statement footnote disclosures (see Note 13, “Income Taxes” for further information).
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
Disaggregated Revenue and Performance Obligations
The Company disaggregates revenue from contracts with customers by reportable segment and product line and by the timing of when goods and services are transferred. See Note 16, “Business Segment, Geographic and Customer Information” for information regarding our revenue disaggregation by reportable segment and product line.
The following table presents information regarding revenues disaggregated by the timing of when goods and services are transferred:

	Year Ended August 31,
(in millions)	2026	2025	2024
Revenues recognized at point in time	$512.3	$472.7	$456.9
Revenues recognized over time	140.0	144.2	132.6
Total	$652.3	$616.9	$589.5
Contract Balances
The Company's contract assets and liabilities are recorded as follows:

	August 31,
(in millions)	2026	2025
Accounts receivable, net	113.0	106.1
Contract assets, which are included in other current assets	16.9	11.8
Contract liabilities, which are included in other current liabilities	4.9	3.4
Accounts Receivable: The Company performs its obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. Accounts receivable, net is recorded at face amount of

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
customer receivables less an allowance for credit losses. The Company maintains an allowance for credit losses for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of receivables that will not be collected in the future and records the appropriate provision. The allowance for credit losses was $3.0 million and $3.8 million at August 31, 2026 and 2025, respectively.
Contract Assets: Contract assets relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized over time.
Contract Liabilities: As of August 31, 2026, the Company had certain contracts where there were unsatisfied performance obligations and the Company had received cash consideration from customers before the performance obligations were satisfied. The majority of these contracts relate to long-term customer contracts (project durations of greater than three months) and are recognized over time. The Company estimates that $4.9 million will be recognized in net sales from satisfying those performance obligations within the next twelve months.
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
Note 3.    ASCEND Transformation Program
In March 2022, the Company announced the start of its ASCEND transformation program. ASCEND’s key initiatives included accelerating organic growth strategies, improving operational excellence and production efficiency by utilizing a Lean approach, and driving greater efficiency and productivity in selling, general and administrative (“SG&A”) expense by better leveraging resources to create a more efficient and agile organization.
The following summarizes ASCEND transformation charges:

(in millions)	2024	Program to Completion
ASCEND Expense recorded in Cost of products sold	$1.0	$2.0
ASCEND Expense recorded in SG&A expenses	6.0	54.1
Total ASCEND Expense	7.0	56.1
Recorded with Restructuring charges	7.8	18.6
Total ASCEND Transformation Charges	$14.8	$74.7
The ASCEND program was completed as of August 31, 2024, with total program costs of $74.7 million, of which $18.6 million was restructuring charges. The restructuring charges incurred were predominately severance and other employee-related costs (see Note 4, “Restructuring Charges”).

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
For the year ended August 31, 2024, the Company recorded $7.8 million, of restructuring charges associated with the ASCEND transformation program, inclusive of the Other Segment. No restructuring charges associated with the ASCEND transformation program were recorded for the year ended August 31, 2026 or 2025 as the ASCEND program ended at August 31, 2024, with a total restructuring charge of $18.6 million.
The following summarizes ASCEND restructuring reserve activity for the IT&S segment and Corporate:

(in millions)	IT&S	Corporate
Balance as of August 31, 2023	$2.2	$0.1
Restructuring charges	7.2	0.6
Cash payments	(5.4)	(0.4)
Other(1)	(0.5)	—
Balance as of August 31, 2024	3.5	0.2
Cash payments	(3.5)	(0.2)
Balance as of August 31, 2025	$—	$—
(1) Represents other non-cash items and impacts of changes in foreign currency rates.
During the third quarter of fiscal 2025, in light of the soft market conditions and as another step towards increasing efficiency of its selling, general and administrative spend, the Company incurred restructuring costs of $5.9 million, of which approximately three quarters was related to personnel actions and the remainder were charges associated with the Company's former headquarters location (the “FY25 Restructuring Plan”).
The following summarizes FY25 Restructuring Plan restructuring reserve activity for the IT&S segment and Corporate:

(in millions)	IT&S	Corporate
Balance as of August 31, 2024	$—	$—
Restructuring charges	2.5	3.4
Cash payments	(0.8)	—
Other(1)	—	(2.0)
Balance as of August 31, 2025	1.7	1.4
Restructuring charges	—	—
Cash payments	(1.5)	(1.4)
Other(1)	—	0.3
Balance as of August 31, 2026	$0.2	$0.3
(1) Represents other non-cash items and impacts of changes in foreign currency rates.
In the second quarter of fiscal 2026, the Company announced a new restructuring plan rightsizing our Hydratight service operation in the IT&S segment and reducing headcount in the segment to align with current market conditions, primarily in the EMEA Region (the “FY26 Restructuring Plan”). The restructuring is also designed to support our strategic transition of the IT&S segment toward a higher margin service business and growth objectives. In connection with the announcement of this plan, the Company recorded $3.3 million of restructuring costs in the year ended August 31, 2026.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following summarized reserve activity related to the FY26 Restructuring Plan for the IT&S segment:

(in millions)	IT&S
Balance as of August 31, 2025	$—
Restructuring charges	3.3
Cash payments	(1.2)
Other(1)	(0.9)
Balance as of August 31, 2026	$1.2
(1) Represents other non-cash items and impacts of changes in foreign currency rates.
Note 5.    Acquisitions
On September 4, 2024, the Company acquired 100% of the stock of DTA The Smart Move, S.A. (“DTA”), a global leader in the industrial heavy loads transportation industry, designing and manufacturing mobile robotic solutions. The acquisition provides a complement to Enerpac's Heavy Lifting Technology product line and combines the Company's existing focus on vertical lift with DTA's specialization in horizontal movement enabling the Company to provide more comprehensive solutions for customers. The Company acquired all of the assets and assumed certain liabilities of DTA for an initial purchase price of $26.7 million plus potential earn-out of €12.0 million to be paid at the end of the third year following the acquisition that is contingent upon the achievement of certain financial objectives. The Company finalized the fair value of assets and liabilities acquired as of August 31, 2025. There were no material adjustments to the preliminary fair value allocation upon finalization.
Management has estimated the fair value of the earn-out liability to be €2.9 million and €2.5 million as of August 31, 2026 and 2025, respectively. The contingent consideration is payable at the end of the third year following the acquisition and is based on the achievement of specified financial targets. The Company is required to remeasure the fair value of the contingent consideration at each reporting date, with changes in fair value recognized in earnings. The Company used the Black-Scholes model to determine the fair value remeasurement of the potential earn-out payment. The significant assumptions used to remeasure the value of the potential earn-out included the forecasted gross profit and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
See Note 18, “Subsequent Events” for further information on the Company's acquisition of Specialized Fabrication Equipment Group LLC.
Note 6.    Discontinued Operations and Other Divestiture Activities
Discontinued Operations
On October 31, 2019, as part of our overall strategy to become a pure-play industrial tools and services company, the Company completed the sale of the businesses comprising its former EC&S segment. This divestiture was considered part of our strategic shift to become a pure-play industrial tools and services company, and therefore, the results of operations are recorded as a component of “Earnings (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Earnings for all periods presented. All discontinued operations activity included within the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows for the periods presented relate to impacts from certain retained liabilities.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following represents the detail of “Earnings from discontinued operations, net of income taxes” within the Consolidated Statements of Earnings:

(in millions)	Year Ended August 31,
2024
Selling, general and administrative (benefit)	$(6.1)
Impairment & divestiture charges	—
Operating income	6.1
Other income, net	—
Earnings before income tax expense	6.1
Income tax expense	2.5
Earnings from discontinued operations, net of income taxes	$3.5
Note 7.    Goodwill, Intangible Assets and Long-Lived Assets
Changes in the gross carrying value of goodwill and intangible assets result from changes in foreign currency exchange rates, business acquisitions, divestitures and impairment charges. The changes in the carrying amount of goodwill for the years ended August 31, 2026 and 2025 by operating segment are as follows:

(in millions)	IT&S	Other	Total
Balance as of August 31, 2024	$258.4	$11.2	$269.6
DTA Acquisition	14.7	—	14.7
Impact of changes in foreign currency rates	5.5	—	5.5
Balance as of August 31, 2025	278.6	11.2	289.8
Impact of changes in foreign currency rates	(0.1)	—	(0.1)
Balance as of August 31, 2026	$278.5	$11.2	$289.7
The gross carrying value and accumulated amortization of the Company’s intangible assets are as follows:

	Weighted Average Amortization Period (Year)	August 31, 2026			August 31, 2025
(in millions)		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	14	$115.2	$106.3	$8.9	$115.0	$104.1	$10.9
Patents	12	11.2	10.0	1.2	11.2	9.8	1.4
Developed Technology	7	11.9	3.0	8.9	10.3	1.5	8.8
Trademarks and tradenames	7	7.5	5.1	2.4	7.3	3.1	4.2
Indefinite lived intangible assets:
Tradenames	N/A	21.6	—	21.6	21.6	—	21.6
		$167.4	$124.4	$43.0	$165.4	$118.5	$46.9
The Company estimates amortization expense for future years to be: $6.0 million in fiscal 2027, $3.9 million in fiscal 2028, $3.7 million in fiscal 2029, $2.9 million in fiscal 2030, $2.3 million in fiscal 2031, and $2.6 million in aggregate thereafter. The future amortization expense amounts represent estimates and may be impacted by future acquisitions, divestitures or changes in foreign currency exchange rates, among other causes.
In conjunction with our annual goodwill impairment assessment, the Company did not record any charges in fiscal 2026 or 2025.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 8.    Debt
The following is a summary of the Company’s indebtedness:

	August 31,
(in millions)	2026	2025
Senior Credit Facility
Revolver	—	—
Term Loan	182.5	190.0
Total Senior Indebtedness	182.5	190.0
Less: Current maturities of long-term debt	(10.0)	(7.5)
Debt issuance costs	(0.2)	(0.3)
Total long-term debt, less current maturities	$172.3	$182.2
Senior Credit Facility
On September 9, 2022, the Company refinanced its previous senior credit facility with a $600 million senior credit facility, comprised of a $400 million revolving line of credit and a $200 million term loan, which was scheduled to mature in September 2027. The Company had the option to request up to $300 million of additional revolving commitments and/or term loans under this facility, subject to customary conditions, including the commitment of the participating lenders. This facility uses adjusted term SOFR as the interest rate benchmark and provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. In addition, a non-use fee is payable quarterly on the average unused amount of the revolving line of credit ranging from 0.15% to 0.3% per annum, based on the Company's net leverage. At August 31, 2026, the interest rate on the borrowings under the senior credit facility was adjusted term SOFR plus 1.125% per annum.
On July 7, 2026, pursuant to the provision of the senior credit facility permitting additional revolving commitments and/or term loans, the Company entered into an amendment to the agreement governing the senior credit facility to increase the revolving credit facility thereunder from $400 million to $625 million.
The facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the covenants period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and equity interests of certain subsidiaries of the Company. The Company was in compliance with all covenants under the credit facility at August 31, 2026.
At August 31, 2026, there were $182.5 million in borrowings outstanding under the term loans, no borrowings outstanding under the revolving line of credit and $625.0 million available for borrowing under the revolving line of credit facility.
On October 16, 2026, the Company refinanced its senior credit facility resulting in a new $850 million senior credit facility, comprised of a $550 million revolving line of credit and a $300 million term loan, which will mature in October 2031. See Note 18, “Subsequent Events” in the notes to the consolidated financial statements for further details.
Cash Paid for Interest
The Company made cash net interest payments of $7.9 million, $8.8 million and $12.4 million in fiscal 2026, 2025 and 2024, respectively.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and variable rate long-term debt approximated book value at both August 31, 2026 and 2025 due to their short-term nature and the fact that the interest rates approximated market rates. Foreign currency exchange contracts and interest rate swaps are recorded at fair value. The fair value of the Company's foreign currency exchange contracts was a net liability of $0.1 million and a net asset of less than $0.1 million at August 31, 2026 and 2025, respectively.
The fair value of the Company's interest rate swap and net investment hedge was an asset of $0.6 million and a liability of $4.5 million at August 31, 2026 and an asset of less than $0.1 million and a liability of $4.7 million at August 31, 2025 (see Note 10, “Derivatives” for further information on the Company's interest rate swap and net investment hedge.) The fair values of all derivative contracts were based on quoted inactive market prices and therefore classified as Level 2 within the valuation hierarchy. The contingent consideration associated with the acquisition of DTA is remeasured at fair value at each reporting date. See Note 5, “Acquisitions” for additional information on the underlying inputs and calculation which is classified as Level 3 within the valuation hierarchy.
Note 10.    Derivatives
All derivatives are recognized in the balance sheet at their estimated fair value. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of derivatives (not designated as hedges) are recorded in earnings along with the gain or loss on the hedged asset or liability.
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk, the Company utilizes foreign currency exchange contracts to reduce the exchange rate risk associated with recognized non-functional currency balances. The effects of changes in exchange rates are reflected concurrently in earnings for both the fair value of the foreign currency exchange contracts and the related non-functional currency asset or liability. These derivative gains and losses offset foreign currency gains and losses from the related revaluation of non-functional currency assets and liabilities (amounts included in “Other expense, net” in the Consolidated Statements of Earnings). The U.S. dollar equivalent notional value of these short duration foreign currency exchange contracts was $8.3 million and $10.3 million at August 31, 2026 and 2025, respectively. The fair value of outstanding foreign currency exchange contracts was a net liability of $0.1 million and net asset of less than $0.1 million at August 31, 2026 and 2025, respectively. Net foreign currency loss (gain) (included in “Other expense, net” in the Consolidated Statements of Earnings) related to these derivative instruments are as follows:

	Year Ended August 31,
(in millions)	2026	2025	2024
Foreign currency (gain) loss	$(0.8)	$—	$0.9
During December 2022, the Company entered into an interest rate swap, with a maturity date of November 30, 2025, for the notional amount of $60.0 million at a fixed interest rate of 4.022% to hedge the floating interest rate of the Company's term loan. Upon maturation of this swap, during November 2025, the Company entered into a new interest rate swap, with a maturity date of September 9, 2027, for the notional amount on $90.0 million at a fixed rate of 3.4565%. The interest rate swap was designated and qualified as a cash flow hedge. The Company uses the interest rate swap for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company's debt from a floating rate to a fixed rate.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The change in the fair value of the interest rate swap, a net gain of $0.4 million and net loss of less than $0.1 million for the years ended August 31, 2026 and 2025, respectively, is recorded in other comprehensive income (loss).
The Company also uses interest-rate derivatives to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedge) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For derivatives that are designated and qualify as a net investment hedge in a foreign operation, the net gains or losses attributable to the hedge changes are recorded in other comprehensive income (loss) where they offset gains and losses recorded on our net investments where the entity has non-U.S. dollar functional currency. During December 2022, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $30.5 million. In November 2025, this cross-currency swap was amended to extend the maturity date to November 30, 2028. On October 28, 2024, the Company entered into a cross-currency swap designated as a net investment hedge with a notional amount of $14.1 million and a maturity date of September 9, 2027. The change in the fair value of the net investment hedges, a net loss of $3.5 million and $3.6 million for the years ended August 31, 2026 and 2025, respectively, is recorded in other comprehensive income (loss).

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Note 11.    Leases
As of August 31, 2026, the Company had operating leases for real estate, vehicles, manufacturing equipment, IT equipment and office equipment. The Company did not have significant finance leases during the year ended August 31, 2026. Our leases typically range in term from 3 to 15 years and may contain renewal options for periods up to 5 years at our discretion. Our leases generally contain payments that are primarily fixed; however, certain lease arrangements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and executory costs (such as real estate taxes, utilities and common-area maintenance), which are based on usage or performance. In addition, our leases generally do not include material residual value guarantees or material restrictive covenants.
The components of lease costs for the year ended August 31, 2026, 2025 and 2024 were as follows:

	Year Ended August 31,
(in millions)	2026	2025	2024
Operating lease cost	$12.6	$12.3	$12.6
Short-term lease cost	1.5	1.7	2.0
Variable lease cost	3.2	3.0	2.9
Supplemental cash flow and other information related to leases for the year ended August 31, 2026, 2025 and 2024 were as follows:

	Year Ended August 31,
(in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.0	$12.5	$12.1

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	4.9	6.2	3.1
Supplemental balance sheet information related to leases at August 31, 2026 and 2025 were as follows:

	August 31,
(in millions)	2026	2025
Operating leases:
Other long-term assets	$36.4	$35.4

Other current liabilities	8.9	9.9
Other long-term liabilities	29.8	28.2
Total operating lease liabilities	$38.7	$38.1

Weighted Average Remaining Lease Term:
Operating leases	6.3 years	6.6 years

Weighted Average Discount Rate:
Operating leases	5.6%	5.7%

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of the future minimum lease payments due under operating leases with terms of more than one year at August 31, 2026 is as follows (in millions):

2027	$10.3
2028	9.1
2029	7.3
2030	5.8
2031	4.1
Thereafter	10.5
Total minimum lease payments	47.1
Less imputed interest	(8.4)
Present value of net minimum lease payments	$38.7
Note 12.    Employee Benefit Plans
U.S. Defined Benefit Pension Plans
All of the U.S. defined benefit pension plans are frozen, and as a result, plan participants no longer earn additional benefits. The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s U.S. defined benefit pension plans as of the respective August 31 measurement date:

(in millions)	August 31,
	2026	2025
Reconciliation of benefit obligations
Benefit obligation at beginning of year	$30.2	$32.9
Interest cost	1.5	1.6
Actuarial gain	(1.1)	(0.9)
Benefits paid	(3.1)	(3.4)
Benefit obligation at end of year	$27.5	$30.2
Reconciliation of plan assets
Fair value of plan assets at beginning of year	$27.9	$28.5
Actual return on plan assets	1.4	1.6
Company contributions	0.9	1.2
Benefits paid from plan assets	(3.1)	(3.4)
Fair value of plan assets at end of year	27.1	27.9
Funded status of the plans (underfunded)	$(0.4)	$(2.3)
The following table provides detail on the Company’s domestic net periodic benefit expense:

(in millions)	Year Ended August 31,
	2026	2025	2024
Interest cost	$1.5	$1.6	$1.7
Expected return on assets	(1.7)	(1.7)	(1.7)
Amortization of actuarial loss	1.2	1.3	0.9
Net periodic benefit expense	$1.0	$1.2	$0.9
As of August 31, 2026 and 2025, $13.0 million and $14.7 million, respectively, of pension plan actuarial losses, which have not yet been recognized in net periodic benefit cost, were included in accumulated other comprehensive loss, net of income taxes. During fiscal 2027, $1.1 million of these actuarial losses are expected to be recognized in net periodic benefit cost.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Weighted-average assumptions used to determine U.S. pension plan obligations as of August 31 and weighted-average assumptions used to determine net periodic benefit cost for the years ended August 31 are as follows:

	Year Ended August 31,
	2026	2025	2024
Assumptions for benefit obligations:
Discount rate	5.70%	5.20%	5.00%
Assumptions for net periodic benefit cost:
Discount rate	5.20%	5.00%	5.40%
Expected return on plan assets	6.35%	6.20%	5.70%
The Company's objective for its pension plan is to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. As such, the plan assets are invested to maintain funded ratios over the long term, while managing the risk that funded ratios fall meaningfully below 100%. In fiscal 2026, the plan assets were invested in a mix of 70% duration-matched fixed income securities and 30% equity securities. In fiscal 2025, the plan assets were invested in a mix of 50% duration-matched fixed income securities and 50% equity securities. Cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis. At August 31, 2026, the Company’s overall expected long-term rate of return for assets in U.S. pension plans was 6.45%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The target return is based on historical returns adjusted to reflect the current view of the long-term investment market and our investment mix between 70% fixed income and 30% equity securities.
The U.S. pension plan investment allocations by asset category were as follows:

(dollars in millions)	August 31,
	2026	%	2025	%
Cash and cash equivalents	$—	—%	$—	—%
Income receivable	—	—	—	—
Fixed income securities:
U.S. Treasury Securities	3.3	12.2	2.5	8.9
Corporate Bonds	—	—	—	—
Mutual funds	16.2	59.8	12.1	43.2
	19.5	72.0	14.6	52.1
Equity securities:
Mutual funds	7.6	28.0	13.4	47.9
Total plan assets	$27.1	100%	$28.0	100%
The fair value of mutual funds is based on unadjusted quoted market prices and therefore are classified as Level 1 within the fair value hierarchy under US GAAP. U.S. Treasury Securities and Corporate Bonds are valued using Level 2 inputs, as defined in Note 9, “Fair Value Measurements.”
Projected benefit payments from plan assets to participants in the Company’s U.S. pension plans are $3.0 million for both fiscal 2027 and 2028, $2.9 million for fiscal 2029, $2.7 million for fiscal 2030, $2.6 million for fiscal 2031 and $11.3 million in aggregate for the following five years. The Company plans to make a contribution of $0.4 million to the U.S. pension plans in fiscal 2027.
The Company has seven foreign defined benefit pension plans which cover certain existing and former employees of businesses outside the U.S. Most of the participants in the foreign defined benefit pension plans are inactive and no longer earning additional benefits. The following table provides details of changes in the projected benefit obligations, the fair value of plan assets and the funded status of the Company’s significant foreign defined benefit pension plans as of the respective August 31 measurement date:

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in millions)	August 31,
	2026	2025
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$8.2	$8.5
Employer service costs	0.1	0.1
Interest cost	0.4	0.4
Actuarial gain	(0.7)	(0.9)
Benefits paid	(0.3)	(0.3)
Settlements	(0.1)	—
Currency impact	(0.1)	0.4
Benefit obligation at end of year	$7.5	$8.2
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$6.5	$6.5
Actual return on plan assets	0.2	(0.1)
Company contributions	0.1	0.1
Benefits paid from plan assets	(0.3)	(0.3)
Settlements	(0.1)	—
Currency impact	—	0.3
Fair value of plan assets at end of year	6.4	6.5
Funded status of the plans (underfunded)	$(1.1)	$(1.7)
The following table provides detail on the Company’s foreign net periodic benefit expenses:

(in millions)	Year Ended August 31,
	2026	2025	2024
Employer service costs	$0.1	$0.1	$0.2
Interest cost	0.4	0.4	0.4
Expected return on assets	(0.3)	(0.3)	(0.3)
Net periodic benefit expense	$0.2	$0.2	$0.3
The weighted average discount rate utilized for determining the benefit obligation at August 31, 2026 and 2025 was 5.3% and 4.7%, respectively. The plan assets of these foreign pension plans consist primarily of participating units in fixed income and equity securities and insurance contracts. The Company’s overall expected long-term rate of return on these investments is 4.3%. During fiscal 2027, the Company does not anticipate contributing to these pension plans.
Projected benefit payments to participants in these foreign plans are $0.3 million for fiscal 2027 and $0.4 million for each of fiscal 2028, fiscal 2029, fiscal 2030 and fiscal 2031 and $2.8 million in aggregate for the five years thereafter. The Company does not plan to make a contribution of to the foreign pension plans in fiscal 2027.
Other Postretirement Health Benefit Plans
The Company provides other postretirement health benefits (“OPEB”) to certain existing and former employees of domestic businesses it acquired, who were entitled to such benefits prior to acquisition. These unfunded plans had a benefit obligation of $1.4 million and $1.5 million at August 31, 2026 and 2025, respectively. These obligations are determined utilizing assumptions consistent with those used for our U.S. pension plans and a health care cost trend rate of 7.0%, trending downward to 5.0% by fiscal 2027, and remaining level thereafter. Net periodic benefit costs for other postretirement benefits was income of less than $0.1 million for each of the years ended August 31, 2026, 2025 and 2024. Benefit payments from the plan are funded through participant contributions and Company contributions. Benefit payments are projected to be $0.2 million in fiscal 2027.
Defined Contribution Benefit Plans
The Company maintains a 401(k) plan for substantially all full time U.S. employees (the “401(k) Plan”). Under plan provisions, the Company funds cash for its contributions. Amounts are allocated to accounts set aside for each employee’s retirement. Employees generally may contribute up to 50% of their compensation to individual accounts within the 401(k) Plan.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
While contributions vary, the Company's match contribution is $0.50 for every $1 contributed by employees, up to 8% of the employees' eligible pay. These match contributions are made on every payroll run, meaning the contribution is immediately 100% vested. In addition, the Company may make an annual, discretionary contribution of up to 3% of employees' eligible pay to employees employed as of the end of the plan year. The discretionary contribution has a three-year vesting period. The Company elected not to provide a discretionary contribution for the year ended August 31, 2026. Expense recognized related to the 401(k) plan totaled $2.1 million for fiscal 2026, $2.0 million for fiscal 2025, and $2.1 million for fiscal 2024.
In addition to the 401(k) plan, the Company sponsors a non-qualified supplemental executive retirement plan (“the SERP Plan”). The SERP Plan is an unfunded defined contribution plan that covers certain current and former executive employees and has an annual contribution formula based on age and years of service (with Company contributions ranging from 3% to 6% of eligible wages). This unfunded plan had a $0.6 million and $0.7 million obligation at August 31, 2026 and 2025, respectively. Expense recognized for the SERP Plan was $0.2 million in both fiscal 2026 and 2025, and $0.3 million in fiscal 2024.
Deferred Compensation Plan
The Company maintains a deferred compensation plan to allow eligible U.S. employees to defer receipt of current cash compensation and restricted stock units vesting in order to provide future savings benefits. Eligibility is limited to employees who earn compensation that exceeds certain pre-defined levels. Participants have the option to invest their deferrals in a fixed income investment, a defined set of mutual funds, and/or, with respect to deferrals of restricted stock units, in Company common stock. The fixed income and mutual fund portion of the plan is unfunded, and therefore all compensation deferred under the plan is held by the Company and commingled with its general assets. Liabilities of $4.5 million and $6.6 million are included in the Consolidated Balance Sheets at August 31, 2026 and 2025, respectively, to reflect the unfunded portion of the deferred compensation liability. The Company recorded expense in “Financing costs, net” of $0.5 million, $0.6 million and $0.9 million for fiscal 2026, fiscal 2025 and fiscal 2024, respectively, for the non-funded return on participant deferrals. Company common stock contributions to fund the plan are held in a rabbi trust, accounted for in a manner similar to treasury stock and are recorded at cost in “Stock held in trust” within shareholders’ equity on the Consolidated Balance Sheets with the corresponding deferred compensation liability also recorded within shareholders’ equity on the Consolidated Balance Sheets. Because no investment diversification is permitted within the trust, changes in fair value of the Company's common stock are not recognized.
Note 13.    Income Taxes
Earnings before income taxes from continuing operations, are summarized as follows:

(in millions)	Year Ended August 31,
	2026	2025	2024
Domestic	$79.3	$70.7	$59.7
Foreign	38.2	50.0	45.8
	$117.5	$120.7	$105.5

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Income tax expense from continuing operations is summarized as follows:

(in millions)	Year Ended August 31,
	2026	2025	2024
Currently payable:
Federal	$10.4	$15.0	$10.1
Foreign	10.6	12.2	11.6
State	1.3	0.8	1.2
	22.3	28.0	22.9
Deferred:
Federal	5.2	0.1	(1.1)
Foreign	1.1	(0.5)	2.6
State	(0.8)	0.4	(1.1)
	5.5	—	0.4
Income tax expense	$27.8	$28.0	$23.3
Income tax expense from continuing operations recognized in the accompanying consolidated statements of earnings differs from the amounts computed by applying the federal income tax rate to earnings from continuing operations before income tax expense. A reconciliation of income taxes at the federal statutory rate to the effective tax rate is summarized in the following table in accordance with the guidance in ASU 2023-09:

	Year Ended August 31, 2026
	Amount	Percent
Federal statutory rate	$24.7	21.0%
State income taxes, net of federal tax benefit (1)	0.4	0.3
Foreign tax effects
Netherlands
Statutory tax rate difference	2.1	1.8
Other	0.5	0.4
United Kingdom
Statutory tax rate difference	(1.3)	(1.1)
Other	1.1	0.9
Other foreign jurisdictions	1.3	1.1
Effect of cross-border tax laws
Foreign-derived intangible income	(3.7)	(3.1)
Unremitted earnings	1.6	1.4
Other	0.7	0.6
Tax credits	(0.3)	(0.3)
Nontaxable or nondeductible items
Disallowed executive compensation	2.4	2.1
Other	(1.6)	(1.3)
Changes in unrecognized tax benefits	(0.3)	(0.3)
Other adjustments	0.2	0.2
Effective Tax Rate	$27.8	23.7%
(1) State income taxes in Wisconsin and California comprised greater than 50% of the tax effect in this category.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A reconciliation of income taxes at the federal statutory rate to the effective tax rate prior to the adoption of ASU 2023-09 is summarized in the table below:

	Year Ended August 31,
	2025	2024
Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal effect	0.2	1.3
Tax on foreign earnings (1)	3.3	4.2
Foreign derived intangible income deduction	(1.9)	(2.3)
Compensation adjustment	0.7	2.0
Valuation allowance additions and releases	—	(4.1)
Changes in liability for unrecognized tax benefits	0.2	(1.3)
Repatriation of foreign earnings	(0.7)	1.6
Foreign non-deductible expenses	—	0.3
Audits and adjustments (2)	0.3	0.4
Research and development tax credit	(0.4)	(0.6)
Other items	0.5	(0.4)
Effective income tax rate	23.2%	22.1%
(1) The Company generated $3.0 million and $3.4 million of withholding tax and U.S. tax on non-U.S. earnings, net of foreign tax credits for fiscal 2025 and 2024, respectively.
(2) The Company generated a tax expense related to audits and adjustments of $0.4 million for both fiscal 2025 and fiscal 2024.
The amounts of cash income taxes paid by the Company were as follows:

(in millions)	Year Ended August 31, 2026
Federal	$9.1
State and Local	1.1
Foreign
Netherlands	2.0
China	1.4
Brazil	1.2
All other foreign	3.7
Cash paid for income taxes, net of refunds	$18.5
The amount of cash income taxes paid by the Company during the years ended August 31, 2025 and 2024 was $26.6 million and $23.8 million, respectively.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities include the following items:

(in millions)	August 31,
	2026	2025
Deferred income tax assets:
Operating loss and tax credit carryforwards	$31.2	$37.5
Compensation related liabilities	5.6	4.8
Postretirement benefits	2.1	3.2
Inventory	0.6	0.8
Lease liabilities	9.6	9.4
Research and development capitalization	7.9	10.6
Book reserves and other items	7.5	6.8
Total deferred income tax assets	64.5	73.1
Valuation allowance	(23.4)	(27.7)
Net deferred income tax assets	41.1	45.4
Deferred income tax liabilities:
Depreciation and amortization	(27.3)	(26.8)
Lease assets	(9.0)	(9.0)
Other items	(3.6)	(2.1)
Deferred income tax liabilities	(39.9)	(37.9)
Net deferred income tax asset (1)	$1.2	$7.5
(1) The net deferred income tax asset is reflected on the balance sheet in two categories: an asset of $12.1 million and $13.7 million for fiscal 2026 and 2025, respectively, is included in “Other long-term assets” and a liability of $10.9 million and $6.2 million for fiscal 2026 and 2025, respectively, is included in “Deferred income taxes”.
The Company has $46.9 million and $2.4 million of gross state net operating loss and credit carryforwards, respectively, which are available to reduce future state tax liabilities. These state net operating loss carryforwards expire at various times through 2076. The Company also has $69.0 million and $8.2 million of foreign loss and credit carryforwards, respectively, which are available to reduce certain future foreign tax liabilities. The majority of the foreign loss carryforwards are not subject to any expiration dates, while the other balances expire at various times through 2036. The valuation allowance represents a reserve for deferred tax assets, including loss carryforwards and foreign tax credits, for which utilization is uncertain.
In general, the Company’s practice is to reinvest the earnings of its non-U.S. subsidiaries within those operations. Routinely, the Company analyzes the factors surrounding global cash needs and future cash utilization and determines if there are any exceptions. As of August 31, 2026, certain jurisdictions met this exception. On the undistributed foreign earnings that are no longer permanently reinvested outside of the United States, the Company recorded a deferred tax liability of $2.7 million.
Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows:

(in millions)	2026	2025	2024
Beginning balance	$13.4	$13.7	$14.8
Increases based on tax positions related to the current year	0.7	0.6	1.8
Increase for tax positions taken in a prior period	2.2	0.8	0.2
Decrease for tax positions taken in a prior period	—	(1.1)	—
Decrease due to lapse of statute of limitations	(2.1)	(0.6)	(3.1)
Decrease due to settlements	(0.1)	(0.1)	—
Changes in foreign currency exchange rates	—	0.1	—
Ending balance	$14.1	$13.4	$13.7
Substantially all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. As of August 31, 2026, 2025 and 2024, the Company recognized $5.8 million, $5.7 million and $5.0 million, respectively, for interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to underpayment of

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities in major tax jurisdictions for years prior to fiscal 2014.
Note 14.    Capital Stock and Share Repurchases
The authorized common stock of the Company as of August 31, 2026 consisted of 168,000,000 shares of Class A common stock, $0.20 par value, of which 51,185,430 shares were issued and outstanding; 1,500,000 shares of Class B common stock, $0.20 par value, none of which are outstanding; and 160,000 shares of cumulative preferred stock, $1.00 par value (“preferred stock”), none of which have been issued. Holders of both classes of the Company’s common stock are entitled to dividends, as the Company’s Board of Directors may declare out of funds legally available, subject to any contractual restrictions on the payment of dividends or other distributions on the common stock. If the Company were to issue any of its preferred stock, no dividends could be paid or set apart on shares of common stock, unless paid in common stock, until dividends on all of the issued and outstanding shares of preferred stock had been paid or set apart for payment and provision had been made for any mandatory sinking fund payments.
The Company's Board of Directors has authorized the repurchase and immediate retirement of shares of the Company's common stock under publicly announced share repurchase and retirement programs. Since the inception of the initial share repurchase program in fiscal 2012, the Company has repurchased 33,860,026 shares of common stock for $988.7 million. In October 2025, the Company's Board of Directors approved a new share repurchase program authorizing the repurchase of a total of $200 million of the Company's outstanding common stock. This new program took immediate effect, and replaced the prior share repurchase program that had been authorized in March 2022. The Company repurchased and retired 2,078,645 shares for $81.1 million (inclusive of excise taxes of $0.8 million) in the year ended August 31, 2026 under the October 2025 authorization and 1,699,200 shares for $68.7 million (inclusive of excise taxes of $0.7 million) in the year ended August 31, 2025 under the previous authorization. At August 31, 2026, the maximum value of shares that may yet be purchased under the program is $119.7 million.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Earnings Per Share
The reconciliation between basic and diluted earnings per share is as follows:

(in millions, except per share amounts)	Year Ended August 31,
	2026	2025	2024
Numerator:
Net earnings from continuing operations	$89.7	$92.7	$82.2
Earnings from discontinued operations, net of income taxes	—	—	3.5
Net earnings	$89.7	$92.7	$85.7
Denominator:
Weighted average common shares outstanding - basic	51.8	54.0	54.3
Net effect of dilutive securities - stock based compensation plans	0.4	0.5	0.6
Weighted average common shares outstanding - diluted	52.2	54.5	54.9

Earnings per share from continuing operations
Basic	$1.73	$1.72	$1.51
Diluted	$1.72	$1.70	$1.50

Earnings per share from discontinued operations
Basic	$—	$—	$0.07
Diluted	$—	$—	$0.06

Earnings per share:
Basic	$1.73	$1.72	$1.58
Diluted	$1.72	$1.70	$1.56

Anti-dilutive securities- stock based compensation plans (excluded from earnings per share calculation)	0.1	0.1	0.1
Note 15.    Stock Plans
Share based awards may be granted to key employees and directors under the Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020) (the “Plan”). A total of 7,825,000 shares of Class A common stock have been authorized for issuance under the Plan plus shares, if any, that become issuable, pursuant to the terms of the Plan, upon the expiration, cancellation or forfeiture of awards under our previously registered stock plans outstanding at the time the Plan was first approved by the Company's shareholders. At August 31, 2026, 1,847,138 shares were available for future award grants. The Plan permits the Company to grant share-based awards, including stock options, restricted stock units and performance shares to employees and directors. Under the Plan, options may have a maximum term of ten years and an exercise price per share no less than 100% of the fair market value of the Company’s common stock at the date of grant. No Options have been granted under Plan. The Company’s restricted stock grants generally vest, subject to continued employment, in equal annual installments over a three-year period. The awards of performance shares generally include a three-year performance period and vest at the end of the period, subject to continued employment. The awards of performance shares granted in fiscal 2026, fiscal 2025 and fiscal 2024 generally provide for payout based 33.34% on the relative total shareholder return metric, 33.33% on the Company's adjusted earnings per share and 33.33% on the Company's three-year average return on invested capital. The provisions of share-based awards may vary by individual grant with respect to vesting period, dividend and voting rights, performance conditions and forfeitures.

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
A summary of restricted stock units and performance shares activity during fiscal 2026 is as follows:

	Number of Shares	Weighted-Average Fair Value at Grant Date (Per Share)
Outstanding at August 31, 2025	657,723	$34.66
Granted	356,004	38.33
Forfeited	(23,269)	41.77
Vested	(361,507)	29.25
Outstanding at August 31, 2026	628,951	$39.58

A summary of stock option activity during fiscal 2026 is as follows:

	Shares	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
September 1, 2025	126,171	$26.42
Granted	—	—
Exercised	(85,071)	26.17
Forfeited	—	—
Expired	—	—
Outstanding at August 31, 2026	41,100	$26.95	0.5	$426,207
Exercisable at August 31, 2026	41,100	$26.95	0.5	$426,207
Intrinsic value is the difference between the market value of the stock at August 31, 2026 and the exercise price which is aggregated for all outstanding and exercisable options. A summary of the total intrinsic value of options exercised and cash receipts from options exercised is summarized below:

(in millions)	Year Ended August 31,
	2026	2025	2024
Intrinsic value of options exercised	$0.9	$1.7	$2.9
Cash receipts from exercise of options	2.2	1.7	6.9
The Company generally records compensation expense over the vesting period for restricted stock unit awards based on the market value of the Company's Class A common stock on the grant date and utilized an expected forfeiture rate of 12% for the years ended August 31, 2026, 2025 and 2024. The fair value of Performance Shares with market vesting conditions utilize a Monte Carlo simulation model while those with performance vesting conditions have a fair value based on market price on the date of grant with updates made periodically to the amount of expense recognized based on our assessment of the performance condition being met with a range of attainment between 0% and 200%.
As of August 31, 2026, there was $10.6 million of total unrecognized compensation cost related to share-based awards, including stock options, restricted stock units and Performance Shares, which will be recognized over a weighted average period of 1.3 years. The total fair value of share-based awards that vested during the fiscal years ended August 31, 2026, 2025 and 2024 was $10.6 million, $11.8 million and $8.3 million, respectively.
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM allocates resources and makes operating decisions based on the financial information presented by the Company’s segments. The measures regularly reviewed by our CODM include segment sales, segment operating profit and segment operating profit margin. Our CODM uses these financial measures to evaluate and allocate capital and company resources as critical determinants of segment performance. In addition, these metrics are used to monitor actual to forecasted and budgeted results to benchmark to our peers. The following table includes segment sales, significant expense items and segment operating profit as viewed by the CODM for the years ended August 31, 2026, 2025, and 2024.

	Year Ended August 31,
	2026	2025	2024
Net Sales by Reportable Segment & Product Line
IT&S Segment
Product	$520.3	$479.0	$455.6
Service & Rental	106.2	116.8	115.5
IT&S Segment	626.5	595.8	571.1

Other Segment	25.8	21.1	18.4
	652.3	616.9	589.5

Cost of Products Sold
IT&S Segment	318.3	295.3	278.6
Other Segment	12.7	9.7	9.0
Corporate	0.1	0.1	0.9
	331.1	305.1	288.5

Gross Profit
IT&S Segment	308.1	300.5	292.6
Other Segment	13.2	11.4	9.3
Corporate	(0.1)	(0.1)	(0.9)
	321.2	311.8	301.0

Selling, General and Administrative Expenses
IT&S Segment	135.2	128.7	129.4
Other Segment	5.9	5.4	5.0
General Corporate	41.3	32.7	34.2
	182.4	166.8	168.6

Amortization of Intangible Assets
IT&S Segment	6.1	5.4	3.3
Other Segment	—	—	—
General Corporate	0.2	0.2	—
	6.3	5.6	3.3
Restructuring Charges
IT&S Segment	3.3	2.5	6.8
Other Segment	—	—	—
General Corporate	—	3.4	0.6
	3.3	5.9	7.4

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended August 31,
	2026	2025	2024
Impairment & Divestiture Charges
Other Segment	—	—	0.1
	—	—	0.1

Operating Profit (Loss)
IT&S Segment	163.5	163.9	153.1
Other Segment	7.3	6.0	4.2
Corporate	(41.6)	(36.4)	(35.7)
	129.2	133.5	121.6

Operating Profit %
IT&S Segment	26.1%	27.5%	26.8%
Other Segment	28.3%	28.4%	22.8%

Capital Expenditures:
IT&S Segment	8.1	8.9	6.1
Other Segment	0.4	0.4	0.6
General Corporate	2.1	10.0	4.7
	$10.6	$19.3	$11.4

	August 31,
	2026	2025
Assets:
IT&S Segment	$691.7	$672.1
Other Segment	23.8	25.3
Corporate	143.1	130.5
	$858.6	$827.9
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

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
The following tables summarize net sales and property, plant and equipment by geographic region (in millions):

	Year Ended August 31,
	2026	2025	2024
Net Sales:
United States of America	$258.5	$229.0	$220.7
Germany	33.6	29.5	34.7
United Kingdom	27.7	36.9	36.3
Brazil	27.1	25.2	22.8
Canada	25.6	25.0	19.2
Australia	25.2	23.4	22.2
Saudi Arabia	23.0	26.7	23.1
France	19.3	15.4	16.1
China	17.0	17.7	16.3
All Other	195.3	188.1	178.1
	$652.3	$616.9	$589.5

	August 31,
	2026	2025
Property, Plant and Equipment, net:
United States of America	$26.8	$26.1
United Kingdom	7.4	8.7
Spain	4.8	5.0
UAE	3.1	3.3
Brazil	3.1	3.0
Netherlands	4.3	2.9
All other	4.9	4.3
	$54.4	$53.3
The Company’s largest customer accounted for approximately 3% of sales in each of the last three fiscal years. Export sales from domestic operations were 4.4%, 7.3% and 7.9% of total net sales from continuing operations in fiscal 2026, 2025 and 2024, respectively.
Note 17.    Commitments and Contingencies
The Company had outstanding commercial letters of credit of $3.9 million and surety bonds of $2.6 million at August 31, 2026, and $5.9 million of letters of credit and $4.8 million of surety bonds at August 31, 2025, the majority of which relate to commercial contracts and self-insured workers' compensation programs.
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
Additionally, in fiscal 2019, the Company provided voluntary self-disclosures to both Dutch and U.S. authorities related to sales of products and services linked to the Crimea region of Ukraine, which sales potentially violated European Union and

ENERPAC TOOL GROUP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
U.S. sanctions provisions. Although the U.S. investigation closed without further implication, the Dutch investigation continued. The Dutch Investigator concluded his investigation in March 2022 and provided the results to the Public Prosecutor's office for review. Specifically, the Investigator concluded that the sales transactions violated EU sanctions. The conclusion in the Investigator's report was consistent with the Company's understanding of what could be stated in the report and supported the Company to record an expense in the fiscal year-ended August 31, 2021, representing the low end of a reasonable range of financial penalties the Company may incur as no other point within the range was deemed more probable. The matter remains subject to further legal proceedings in the Netherlands. The Company has not adjusted its estimate of financial penalties as a result of the status of legal proceedings in the year ended August 31, 2026. While there can be no assurance of the ultimate outcome of the matter, the Company currently believes that there will be no material adverse effect on the Company's financial position, results of operations or cash flows from this matter.
Note 18.    Subsequent Events
Refinancing of Senior Credit Facility
On October 16, 2026, the Company refinanced its credit facility resulting in a new $850 million senior credit facility, comprised of a $550 million revolving line of credit and a $300 million term loan, which will mature in October 2031. The Company has the option to request up to $425 million of additional revolving commitments and/or term loans under the new facility, subject to customary conditions, including the commitment of the participating lenders. The new facility provides for interest rate margins above adjusted term SOFR ranging from 1.125% to 1.875% per annum depending on the Company’s net leverage ratio. Borrowings under the new facility initially bear interest at adjusted term SOFR plus 1.125% per annum. In addition, the new facility contains financial covenants requiring the Company to not permit (i) the net leverage ratio, determined as of the end of each of its fiscal quarters, to exceed 3.75 to 1.00 (or, at the Company’s election and subject to certain conditions, 4.25 to 1.00 for the testing period during which certain material acquisitions occur and the next succeeding four testing periods) or (ii) the interest coverage ratio, determined as of the end of each of its fiscal quarters, to be less than 3.00 to 1.00. Borrowings under the new facility are secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors (other than certain specified excluded assets) and certain of the equity interests of certain subsidiaries of the Company. Initial borrowings under the new credit facility were applied to repay all outstanding borrowings under the refinanced credit facility which had been scheduled to mature in September 2027.
Acquisition of SFE Group
On October 28, 2026, the Company acquired Specialized Fabrication Equipment Group LLC (“SFE Group”) in a merger transaction in which the aggregate amount paid by the Company with respect to the equity interests in SFE Group was approximately $452 million in cash, plus the issuance by the Company of approximately $20 million in restricted stock unit awards to key personnel of SFE Group, in lieu of cash payment of transaction bonuses owed by SFE Group to such personnel upon completion of the merger transaction. The cash portion of the acquisition consideration is subject to customary adjustments for the level of cash, net working capital, transaction related expenses (including with respect to the transaction bonuses), indebtedness and other similar items existing at SFE Group and its subsidiaries as of the closing date of the transaction. The Company funded the payment of the cash consideration at closing from cash on hand, its recently refinanced $300 million term loan and borrowings of $312 million under its revolving credit facility.
SFE Group is a global industrial equipment company focused on pipe and tube fabrication, welding, machining, and maintenance tools and serves industries such as aerospace & defense, food & beverage, bio-pharma, oil & gas, manufacturing, utilities, power generation, semiconductor, maritime, mining, transportation, data centers, and hospitals.
As the transaction had not closed as of August 31, 2026, the Company has not recorded the acquisition or performed an allocation of the purchase consideration to the net assets acquired at closing. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period.
Adoption of Inducement Award Plan
On October 28, 2026, 2026, the Company’s Board of Directors adopted the Enerpac Tool Group Inducement Award Plan (the “Inducement Plan”), which provides for the issuance of up to 621,622 shares of the Company’s Class A common stock pursuant to equity awards to be granted solely to individuals who are expected to become officers and other employees and to whom the Company may grant equity awards without shareholder approval pursuant to the New York Stock Exchange’s Listing Rule 303A.08, or any successor rule relating to inducement awards. The Inducement Plan was adopted to facilitate awards of restricted stock units and other long-term equity awards to personnel of SFE Group in connection with the acquisition.

ENERPAC TOOL GROUP CORP.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses (Income)	Acquisition/ (Divestiture)	Accounts Written Off Less Recoveries	Other	Balance at End of Period

Allowance for losses—Trade accounts receivable
August 31, 2026	$3.8	$1.1	$—	$(1.8)	$(0.1)	$3.0
August 31, 2025	15.9	1.0	0.8	(13.9)	—	3.8
August 31, 2024	16.8	0.6	—	(1.5)	—	15.9

Valuation allowance—Income taxes
August 31, 2026	$27.7	$1.7	$—	$(6.0)	$—	$23.4
August 31, 2025	57.7	4.8	—	(34.8)	—	27.7
August 31, 2024	61.4	1.8	—	(5.5)	—	57.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of August 31, 2026, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of August 31, 2026, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended August 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors; Executive Officers and Corporate Governance
Information about the Company’s directors is incorporated by reference to the “Proposal 1: Election of Directors” section of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on February 4, 2027 (the “2027 Annual Meeting Proxy Statement”). Information about the Company’s Audit Committee, including the members of the committee, and the Company’s Audit Committee financial experts, is incorporated by reference to the “Proposal 1: Election of Directors” and “Corporate Governance Matters” sections of the Company’s 2027 Annual Meeting Proxy Statement. Information with respect to the timeliness of filings by directors and executive officers of reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the “Other Information—Delinquent Section 16(a) Reports” section of the 2027 Annual Meeting Proxy Statement. Information about the Company’s executive officers required by this item is contained in the discussion entitled “Executive Officers of the Registrant” in Part I hereof.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the “Proposal 1: Election of Directors,” “Corporate Governance Matters,” “Executive Compensation” (other than the information appearing under the heading “Pay Versus Performance”) and “Non-Employee Director Compensation” sections of the 2027 Annual Meeting Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the “Certain Beneficial Owners” and “Executive Compensation—Equity Compensation Plan Information” sections of the 2027 Annual Meeting Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the “Corporate Governance Matters—Certain Relationships and Related Party Transactions” section of the 2027 Annual Meeting Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the “Other Information—Independent Public Accountants” section of the 2027 Annual Meeting Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report:
1.   Consolidated Financial Statements
See “Index to Consolidated Financial Statements” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this report.
2.   Financial Statement Schedules
See “Index to Financial Statement Schedule” set forth in Item 8, “Financial Statements and Supplementary Data.”
3.   Exhibits

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
2.1	Agreement and Plan of Merger dated as of July 7, 2026 by and among Enerpac Tool Group Corp., Rodeo Merger Sub, LLC, Specialized Fabrication Equipment Group LLC, and SFEG Holdings, Inc., solely in its capacity as Equityholders Representative	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 8, 2026

3.1	(a) Amended and Restated Articles of Incorporation	Exhibit 4.9 to the Registrant's Form 10-Q for the quarter ended February 28, 2001

	(b) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1(b) of the Registrant's Form 10-K for the fiscal year ended August 31, 2003

	(c) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2004

	(d) Amendment to Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on July 18, 2006

	(e) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K filed on January 14, 2010

	(f) Amendment of Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Form 8-K/A filed on January 30, 2020

3.2	Amended and Restated Bylaws, as amended	Exhibit 3.1 of the Registrant's Form 8-K filed on August 1, 2022

4.1	Description of Registered Securities	Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 2020

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.1
(a) Credit Agreement dated as of September 9, 2022 among Enerpac Tool Group Corp., the initial subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2022

 (b) First Amendment to Credit Agreement dated as of July 7, 2026 by and among Enerpac Tool Group Corp., Enerpac Finance Limited and ATU Euro Finance B.V., as Borrowers, Hydratight Operations, Inc., as Guarantor, PNC Bank, National Association, in its capacity as First Amendment Incremental Revolving Lender, and PNC Bank, National Association, in its capacity as the administrative agent for the lenders
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 8, 2026

10.2*	Outside Directors’ Deferred Compensation Plan (as amended and restated effective July 23, 2021)	Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended August 31, 2021

10.3*	Deferred Compensation Plan (conformed through the fourth amendment)	Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended November 30, 2014

10.4*	Non-Qualified Deferred Compensation Plan (as amended and conformed)		X

10.5*	2010 Employee Stock Purchase Plan (as amended and restated December 1, 2023)	Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended August 31, 2024

10.6*	Enerpac Tool Group Corp. 2017 Omnibus Incentive Plan (as amended and restated November 9, 2020)	Appendix A to the Proxy Statement on Schedule 14A filed by Enerpac Tool Group Corp. on December 4, 2020

10.7*	2009 Omnibus Incentive Plan, conformed through the Second Amendment thereto	Exhibit 99.1 to the Registrant's Form 8-K filed on January 17, 2013

10.8*	Supplemental Executive Retirement Plan (as amended and conformed)		X

10.9*	Senior Officer Severance Plan (as amended and restated as of April 21, 2026)	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 31, 2026

10.10*	Form of Indemnification Agreement for Directors and Officers	Exhibit 10.1 to the Registrant's Form 8-K filed on August 2, 2018

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.11*	(a) Form of Amended and Restated Change in Control Agreement (USA)		X

	(b) Form of Amended and Restated Change in Control Agreement (UK)		X

	(c) Form of Amended and Restated Change in Control Agreement (Netherlands)		X

10.12*	Executive Officer Bonus Plan	Exhibit B to the Registrant's Definitive Proxy Statement dated December 3, 2012

10.13*	Form of NQSO Award (Director) under the 2009 Omnibus Incentive Plan*	Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2014

10.14*	Form RSA Award (Director) under the 2017 Omnibus Incentive Plan	Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

10.15*	(a) Form of RSU Award (Director) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.15(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(c) Form of RSU Award (Officer) under the 2017 Omnibus Incentive Plan for awards commencing in 2024)*	Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 31, 2024

10.16*	(a) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(b) Form of PSU Award - Free Cash Flow (Officer) under the 2017 Omnibus Incentive Plan*	Exhibit 10.16(b) to the Registrant's Form 10-K for the fiscal year ended August 31, 2018

	(c) Form of PSU Award - Total Shareholder Return (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.1 to the Registrant's Form 8-K filed on January 23, 2025

	(d) Form of PSU Award - Return on Invested Capital (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.2 to the Registrant's Form 8-K filed on January 23, 2025

	(e) Form of PSU Award - Earnings Per Share (Officer) under the 2017 Omnibus Incentive Plan (for awards commencing in 2024)*	Exhibit 10.3 to the Registrant's Form 8-K filed on January 23, 2025

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
10.17*	Form of Performance Share Award agreement under the 2017 Omnibus Incentive Plan (Special Executive Grant)	Exhibit 10.2 to the Registrant's Form 8-K filed on September 1, 2023

10.18*	Letter agreement dated September 22, 2021 between Paul E. Sternlieb and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2021

10.19*	Letter agreement dated September 23, 2024 between Darren M. Kozik and Enerpac Tool Group Corp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 15, 2024

10.20*	Letter agreement dated January 19, 2022 between Benjamin J. Topercer and Enerpac Tool Group Corp.	Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended August 31, 2022

10.21*	Letter agreement dated June 17, 2024 between Eric T. Chack and Enerpac Tool Group Corp.	Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended August 31, 2024

10.22*	Letter agreement dated June 6, 2025 between Noah N. Popp and Enerpac Tool Group Corp.	Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended August 31, 2025

14	Code of Ethics Applicable to Senior Financial Executives	Exhibit 14 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2017

19	Enerpac Tool Group Corp. Insider Trading Policy	Exhibit 19 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2024

21	Subsidiaries of the Registrant		X

23	Consent of Ernst & Young LLP		X

24	Power of Attorney		See signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

97	Enerpac Tool Group Corp. Dodd-Frank Clawback Policy	Exhibit 97 of the Registrant’s Form 10-K for the fiscal year ended August 31, 2024

101	The following materials from the Enerpac Tool Group Corp. Form 10-K for the year ended August 31, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)		X
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
Dated: October 29, 2026
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

Signature	Title

/s/ PAUL E. STERNLIEB	President and Chief Executive Officer, Director
Paul E. Sternlieb	(Principal Executive Officer)

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ DANNY L. CUNNINGHAM	Director
Danny L. Cunningham

/s/ E. JAMES FERLAND	Chairman of the Board of Directors
E. James Ferland

/s/ COLLEEN M. HEALY	Director
Colleen M. Healy

/s/ RICHARD D. HOLDER	Director
Richard D. Holder

/s/ CHARLES T. LAUBER	Director
Charles T. Lauber

/s/ LYNN C. MINELLA	Director
Lynn C. Minella

/s/ SIDNEY S. SIMMONS	Director
Sidney S. Simmons

/s/ DARREN M. KOZIK	Executive Vice President and Chief Financial Officer
Darren M. Kozik	(Principal Financial Officer)

/s/ KEVIN J. HAGEN	Principal Accounting Officer and Vice President, Global Controller
Kevin J. Hagen	(Principal Accounting Officer)
* Each of the above signatures is affixed as of October 29, 2026.